Form 10QSB
period 1996-06-30
SUMMIT BANCORP /OH/
filed 1996-08-13
CIK 852803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period, Ended June 30, 1996

                         Commission file number 33-29708

- --------------------------------------------------------------------------------


                                 SUMMIT BANCORP
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Ohio                                                34-1599501
- -----------------------------                            -----------------------
(State or other jurisdiction)                            (IRS Employer I.D. No.)


                   2680 West Market Street, Akron, Ohio 44333
                   ------------------------------------------
                     (Address of principal executive office)


                                 (330) 864-8080
                   ------------------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ----   ----

         As of August 5, 1996 there were outstanding 232,011 shares, without par value, of the Company's common stock.

         Transitional Small Business Disclosure Format (Check One)

                       Yes               No     X
                           ----------       ----------

                          SUMMIT BANCORP AND SUBSIDIARY

                                      Index

                                                                                                    Page Number
                                                                                                    -----------

PART I.  FINANCIAL INFORMATION

         ITEM 1.           UNAUDITED FINANCIAL STATEMENTS

                           Consolidated Condensed Balance Sheets                                          3

                           Consolidated Statements
                                    of Income                                                             5

                           Consolidated Statements
                                    of Cash Flows                                                         6

                           Notes to Consolidated
                                    Financial Statements                                                  7


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS                                                                  10

PART II.  OTHER INFORMATION

         ITEMS 1. through 6.                                                                              14


         SIGNATURES                                                                                       15

SUMMIT BANCORP
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                   JUNE 30,                DECEMBER 31,
                                                                     1996                      1995
                                                               -------------------------------------------
ASSETS:
Cash and cash equivalents                                      $    2,646,739             $      3,432,431

Investments securities available-for-sale at fair value            19,775,753                   18,949,702

Mortgage loans originated and held for sale                         1,586,697                    1,768,019

Loans
  Commercial                                                       32,493,758                   29,783,039
  Real estate mortgage                                             11,897,724                   12,123,794
  Other                                                             9,465,496                    7,409,183
                                                               -------------------------------------------
  Total loans                                                      53,856,978                   49,316,016
   Less allowance for loan losses                                     812,442                      739,062
                                                               -------------------------------------------
   Net loans                                                       53,044,536                   48,576,954

Premises and equipment, net                                           861,299                      748,768
Accrued interest and other assets                                   1,437,623                    1,089,448
                                                               -------------------------------------------

     TOTAL ASSETS                                              $   79,352,647             $     74,565,322
                                                               ===========================================

SUMMIT BANCORP
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                   JUNE 30,                   DECEMBER 31,
                                                                     1996                        1995
                                                               -------------------------------------------
LIABILITIES:
Deposits
   Non interest bearing demand                                 $   8,182,217              $      9,309,067
   Interest bearing deposits                                      56,538,014                    52,287,696
                                                               -------------------------------------------
   Total deposits                                                 64,720,231                    61,596,763

Borrowings                                                         7,300,000                     5,650,000
Accrued interest payable and other liabilities                       669,515                       663,760
                                                               -------------------------------------------

     Total liabilities                                            72,689,746                    67,910,523


STOCKHOLDERS' EQUITY:
Common Stock, no par value,
  3,000,000 shares authorized,
  252,590 shares issued                                            6,125,647                     6,125,647
Retained earnings                                                  1,407,418                     1,007,016
Treasury Stock, at cost, 20,179 shares held at
   June 30,1996 and 16,179 at December 31, 1995                     (650,626)                     (512,532)
Securities equity valuation account                                 (219,538)                       34,668
                                                               -------------------------------------------

Total shareholders' equity                                         6,662,901                     6,654,799
                                                               -------------------------------------------

Total liabilities and shareholders' equity                     $  79,352,647              $     74,565,322
                                                               ===========================================


See notes to consolidated financial statements.

SUMMIT BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                          1996             1995                 1996              1995
                                                          ----             ----                 ----              ----
INTEREST INCOME
Loans                                               $    1,260,150      $  1,047,706     $     2,447,497   $    2,027,147
Investments and mortgage-backed securities                 287,305           307,179             570,858          557,211
Other investments                                            4,650             5,023               8,640            8,897
                                                     --------------------------------------------------------------------
     TOTAL INTEREST INCOME                               1,552,105         1,359,908           3,026,995        2,593,256
                                                     --------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                   666,126           500,443           1,289,671          945,152
Other borrowings                                            73,215          153,861              157,927          229,993
                                                     --------------------------------------------------------------------
     TOTAL INTEREST EXPENSE                                739,341           654,310           1,447,598        1,175,085
                                                     --------------------------------------------------------------------

     NET INTEREST INCOME                                   812,764           705,598           1,579,397        1,418,171

PROVISION FOR LOAN LOSSES                                   35,000            45,000              65,000           75,000

                                                     --------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                    777,764           660,598           1,514,397        1,343,171


NON-INTEREST INCOME
Origination fees on loans sold                             192,987           257,448             446,669          385,121
Customer service fees                                       41,594            41,428              88,180           69,180
Commissions                                                 27,772            12,075              47,302           30,757
Net gain (loss) on sales of securities                           0              (794)             32,313             (794)
Other income                                                 5,433             7,767              11,610           16,143
                                                     --------------------------------------------------------------------
     Total non-interest income                             267,786           317,924             626,074          500,407
                                                     --------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits                             405,117           376,667             814,767          686,241
Net occupancy expense                                       58,749            46,939             105,468           86,658
Depreciation and amortization                               43,133            51,224              92,149          100,670
Professional services                                       33,337            49,657              70,529           89,284
EDP and communications                                      93,196            64,922             174,981          125,827
Ohio franchise tax                                          24,614            20,225              48,383           41,445
FDIC insurance                                                 500            28,585               1,000           57,171
Other operating costs                                      108,894           105,285             223,293          195,325
                                                     --------------------------------------------------------------------
     TOTAL NON-INTEREST EXPENSE                            767,540           743,504           1,530,570        1,382,621

INCOME BEFORE INCOME TAXES                                 278,010           235,018             609,901          460,957
Federal income taxes                                        89,500            74,100             209,500          141,000
                                                     --------------------------------------------------------------------

NET INCOME                                          $      188,510      $    160,918     $       400,401   $      319,957
                                                    =====================================================================

Net income per share                                $         0.81      $       0.66     $          1.72   $         1.30
                                                    =====================================================================

Weighted average shares outstanding                        232,784           245,676             233,224          246,515
                                                     ====================================================================


See notes to consolidated financial statements.

SUMMIT BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                 1996                          1995
                                                                            -----------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                             $    400,401                 $    319,957
     Adjustments to reconcile net income
     to net cash from operating activities:
        Provision for loan losses                                                 65,000                       75,000
        Depreciation and amortization                                             92,149                      100,670
        Amortization of securities available for sale premiums, net               76,113                       22,794
        Amortization of securities held to maturity premiums, net                      -                       (3,226)
        Investment and mortgage backed securities net loss/(gain)                (32,313)                         794
        FHLB stock dividends received                                            (32,100)                     (25,800)
        Deferred  income taxes                                                    (4,557)                       9,215
     Mortgage loans originated for sale                                      (19,780,499)                 (13,346,655)
     Proceeds from the sale of loan originations                              19,961,821                   13,200,018
     Changes in:
        Accrued interest receivable and other assets                            (149,103)                    (273,802)
        Accrued interest payable and other liabilities                             5,755                       21,739
                                                                            -----------------------------------------
NET CASH FROM OPERATING ACTIVITIES                                               602,667                      100,704

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchases of securities held to maturity                                          -                   (5,036,938)
     Purchases of securities available for sale                              (10,503,880)                    (117,700)
     Proceeds from the sales of securities available for sale                  6,228,121                    1,964,340
     Proceeds from maturities of securities held to maturity                           -                      249,728
     Proceeds from maturities of securities available for sale                 2,983,080                      622,234
     Net increase in loans                                                    (4,532,582)                  (3,172,559)
     Purchase of premises and equipment                                         (198,473)                     (47,485)
                                                                            -----------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (6,023,733)                  (5,538,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deposits                                                                  3,123,468                    1,308,957
     Purchase of treasury stock                                                 (138,094)                    (215,905)
     Proceeds from the sale of treasury stock                                          -                       29,974
     Increase in short term borrowings                                         1,650,000                    4,962,000
                                                                            -----------------------------------------
NET CASH FROM FINANCING ACTIVITIES                                             4,635,374                    6,085,026
                                                                            -----------------------------------------

Net change in cash and cash equivalents                                         (785,692)                     647,350
Cash and cash equivalents at the beginning of the period                       3,432,431                    2,650,639
                                                                            -----------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                          $  2,646,739                 $  3,297,989
                                                                            =========================================


See notes to consolidated financial statements.

                          SUMMIT BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 For the Six months Ended June 30, 1996 and 1995

                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Summit Bancorp and its wholly owned subsidiary, Summit Bank. All significant intercompany transactions have been eliminated.

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are in the opinion of management necessary for a fair statement of the financial statements for the periods covered by this report have been included. All such adjustments are of a normal recurring nature.

The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Report of Independent Auditors included in Summit Bancorp's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. Reference is made to the accounting policies of Summit Bancorp described in the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. Summit Bancorp has consistently followed those policies in preparing this report. Certain items from 1995 have been reclassified to conform to the 1996 presentation.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per share is computed based on the weighted average shares outstanding during the year. Stock options outstanding do not presently have a dilutive effect of greater than 3% on net income per share.

The Company, through its subsidiary bank grants residential, consumer, and commercial loans to customers located in Northern Ohio. Residential mortgage, commercial and consumer loans comprise 20.3%, 65%, and 14.6% of total loans at June 30, 1996.

The Company in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At June 30, 1996, unused credit lines amounted to approximately $11,300,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items. In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

NOTE B - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market values of investment securities are as follows:


                                                                            Gross            Gross
                                                      Amortized        Unrealized       Unrealized        Estimated
                                                           Cost             Gains           Losses       Fair Value
                                                  -----------------------------------------------------------------
JUNE 30, 1996
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                       $   14,922,820      $          -     $    302,319    $  14,620,501
Federal agencies                                      2,016,391                 -           38,579        1,977,812
Other debt security                                      62,451               564                -           63,015
U.S. Treasuries obligations                           1,993,684             6,941                -        2,000,625
                                                  -----------------------------------------------------------------
Total debt securities available for sale             18,995,346             7,505          340,898       18,661,953
Other securities                                      1,113,800                 -                -        1,113,800
                                                  -----------------------------------------------------------------
Total securities available for sale                 $20,109,146      $      7,505     $    340,898    $  19,775,753
                                                  =================================================================


DECEMBER 31, 1995
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                       $   15,709,878      $    101,913     $     31,575    $  15,780,216
Other debt security                                     107,987             4,225                -          112,212
U.S. Treasuries obligations                           1,994,908            39,466                -        2,034,374
                                                  -----------------------------------------------------------------
Total debt securities available for sale             17,812,773           145,604           31,575       17,926,802
Other securities                                      1,022,900                 -                -        1,022,900
                                                  -----------------------------------------------------------------
Total securities available for sale              $   18,835,673      $    145,604     $     31,575    $  18,949,702
                                                 ==================================================================


During the first quarter of 1996, the Company sold five available for sale securities totaling $6,228,121. Gains on securities sold totaled $32,313. There were no losses. Proceeds from these sales were reinvested in available for sale securities, consisting of mortgage backed securities and federal agencies. First quarter purchases totaled $7,210,412. Second quarter purchases totaled $3,293,468.

The amortized cost and estimated fair value of debt securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                                          Amortized             Estimated
                                                                               Cost            Fair Value
                                                                      -----------------------------------

SECURITIES AVAILABLE FOR SALE:
- ------------------------------

Due within 1 year                                                    $    1,218,704        $    1,211,516
Due after 1 year through 5 years                                          6,326,327             6,286,004
Due after 5 years through 10 years                                        5,105,286             4,994,641
Due after 10 years                                                        6,345,029             6,169,792
Other securities                                                          1,113,800             1,113,800
                                                                      -----------------------------------

TOTAL SECURITIES AVAILABLE FOR SALE                                  $   20,109,146        $   19,775,753
                                                                     ====================================



NOTE C - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six month periods ending June 30, 1996 and 1995 were as follows:

                                                                           1996                  1995
                                                                     -----------------------------------
Balance at beginning of period                                       $     739,062         $     618,788
Charge-offs                                                                (30,853)              (63,638)
Recoveries                                                                  39,233                69,933
Provision for loan losses                                                   65,000                75,000
                                                                     -----------------------------------
Balance at end of period                                             $     812,442         $     700,083
                                                                     ===================================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION


INTRODUCTION

           The purpose of this discussion is to focus on information about Summit Bancorp ("Company"), its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this Form 10-QSB. The Company is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. The Company is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

SOURCES AND USES OF FUNDS

           The Company functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The Company uses its funds primarily to support its lending activities. Year to date in 1996, total loans have increased $4.5 million to $53.9 million and represented 72% of earning assets. Commercial loans grew $2.7 million (a 9% increase), residential mortgages decreased $.2 million (2%) and other loans increased $2 million (28%) when compared to December 31, 1995 balances.

           Investment and mortgage backed securities, a major use of funds, overall remained relatively unchanged during the first six months of 1996. Security purchases were offset by sales and maturities. The investment portfolio of $19.8 million represents 27% of earning assets at June 30, 1996. The balance of mortgage loans originated and held for sale decreased $.2 million from December 31, 1995. These loans are normally held less than 30 days before they are sold to private investors and FNMA. Loans originated for sale were $19.8 million during the first half of 1996 ($13.3 million for the first half of 1995).

           As the primary source of funds, deposits have increased $3.1 million when compared to the December 31, 1995 balances. Demand deposits have declined $1.1 million (12%) year to date when compared to December 31, 1995. Interest bearing deposits have grown $4.2 million (8%) year to date. The Company's cost to fund earning assets averaged 4.02% during the first six months of 1996. The same period for 1995 averaged 3.89%. Increases in rates for time deposits, which followed similar market rate increases for U.S. Treasuries, was the most significant factor contributing to the increase in cost of funds.

LIQUIDITY

           The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

           Investment securities available for sale are a primary source of liquidity. Projected cash flow from the securities portfolio within one year of June 30, 1996 is $5.3 million, and an additional $5.0 million within two years. Other types of assets, such as mortgages held for sale and maturing loans are sources of liquidity. Liquidity is further enhanced because of the significant aggregate amount of core deposits. The Company does not rely heavily on brokered deposits or large certificates of deposit as a significant source of funds. Additionally, the Company has available lines of credit aggregating $11.2 million which enhance liquidity. Advances on these lines total $5.3 million at June 30, 1996.

CAPITAL RESOURCES

           The Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business. The Federal Reserve Board has set standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments and interest rate swaps.

           The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative (bank holding companies only) perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

           Federal Reserve Board regulations have also established a minimum leverage capital ratio of 3%. The leverage capital ratio is defined as Tier 1 capital to total average assets. The FDIC defines a well capitalized bank as exceeding Tier 1 capital of 6%, Tier 2 capital of 10% and a leverage ratio of 5%. The table below illustrates the Company's subsidiary bank's regulatory capital ratios:

                                                                  June 30, 1996              December 31, 1995
                                                                  --------------------------------------------

(Thousands of dollars)

Tier 1 Capital                                                        $   6,659                  $    6,541
Tier 2 Capital                                                              659                         739
                                                                      -------------------------------------
           Total Qualifying Capital                                   $   7,318                  $    7,280
                                                                      =====================================
Risk Adjusted Total Assets
 (including off-balance sheet exposures)                              $  52,592                  $   49,881
                                                                      =====================================

Tier 1 Risk-Based Capital Ratio                                             13%                         13%
Total Risk-Based Capital Ratio                                              14%                         15%
Leverage Ratio                                                               9%                          9%


           The ability of the Company to pay dividends is dependent upon the Bank paying dividends to the Company. These payments by the Bank are restricted by the regulatory agencies. For the six months ended June 30, 1996, the Bank has paid $300,000 in dividends to the Company. The Bank has accumulated earnings of $1.5 million available for distribution to the Company. To date the Company has decided to reinvest earnings rather than pay a dividend to shareholders. The $300,000 dividend to the Company is used to purchase treasury stock.


REGULATORY MATTERS

           Examination procedures require examiners to make judgements about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These judgements are similar to those employed by the Company in determining the adequacy of the allowance for loan losses and in classifying loans. Judgements made by regulatory examiners may differ from those made by management.

           Management and the boards of directors of the Company and Bank evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Company and its subsidiary. As a matter of practice, management and the boards of directors of the Company and its subsidiary consider such recommendations promptly.

           During February 1995, the Ohio Division of Banks completed an examination at the Company's subsidiary Bank, which included an evaluation of the Bank's asset quality. The Bank's level and classification of identified potential problem loans was not revised as a result of this regulatory examination process. The next scheduled examination has been set for September 1996 by the Federal Reserve Bank of Cleveland.

RESULTS OF OPERATIONS

           The Company's net interest margin year to date 1996 is 4.19% compared to 4.40% for the same period in 1995. The net interest margin is calculated by dividing net interest income before the provision for loan losses by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest bearing liabilities and the interest rate spread.

           Year to date net interest income before the provision for loan losses has increased $161,225 over the same period in the prior year. Net interest income increased $261,730 due to volume changes and decreased $101,505 due to rate changes. For the first half of 1996 in comparison with the same period in 1995, average earning assets increased $10.6 million. Average total loans and investments grew $10 million and $.5 million respectively. Growth in earning assets was funded primarily by an increase of $11.8 million in average deposits. The yield on earning assets was 8.41% during the first half of 1996 compared to 8.59% for the same period in 1995. Deposits and borrowings had an average rate of 4.26% in the first half of 1996 compared to 4.09% during the same period in 1995.

           Noninterest income increased $125,667 year to date 1996 in comparison to 1995. The increase resulted primarily from the growth in mortgage loan originations. During the first half of 1996, originations totaled $19.8 million compared to $13.3 million in 1995. $5.3 million of the 1996 originations were a result of a special promotion offered directly to Summit Bank customers to refinance their existing mortgage loans. Substantially all the loans that refinanced were those serviced by the Bank, but not held in its loan portfolio. Therefore, the yield on the mortgage loan portfolio was not affected by this promotion.

           1996 year to date total noninterest expenses have increased $147,949 in comparison to the same period in 1995. The increase is primarily the result of additional personnel to staff the new investment center in Fairlawn, Ohio and new financial center in Hudson, Ohio. The financial center offers the Hudson community a wide variety of banking services and products.

           The Federal Deposit Insurance Corporation (FDIC) has waived deposit insurance premiums year to date in 1996 in response to the deposit insurance fund reaching its required funding level of $1.25 per $100 of deposits during the second quarter of 1995. Year to date FDIC insurance has totaled $1,000 in 1996 compared to $57,174 for the same period in 1995.

PART II.  OTHER INFORMATION


           ITEM 1.        LEGAL PROCEEDINGS - Not applicable.


           ITEM 2.        CHANGES IN SECURITIES - Not applicable.


           ITEM 3.        DEFAULTS UPON SENIOR SECURITIES -

                          Not applicable.


           ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                          On April 11, 1996, the Annual Meeting of the
                          Shareholders of the Company was held. The following members of the Board of Directors of the Company were reelected for a two year term expiring in 1998.

                          Charles E. Connor              For:         199,535          Withheld:            36,876
                          Donald J. McDaniel             For:         199,535          Withheld:            36,876
                          John J. Olszeski               For:         199,535          Withheld:            36,876
                          Eva H. Poinar                  For:         199,535          Withheld:            36,876
                          Jerry F. Whitmer               For:         199,535          Withheld:            36,876


           ITEM 5.        OTHER INFORMATION - Not applicable.


           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                          A) Exhibit #27.  Financial Data Schedule.
                          B) Reports on Form 8-K.  No report on Form 8-K was
                               filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SUMMIT BANCORP


Dated: August 13, 1996       By:    /s/ DAVID C. VERNON
                                    ------------------------------------------
                                    David C. Vernon
                                    Chairman of the Board, President and
                                    Chief Executive Officer



                             By:    /s/ JON W. PARK
                                    ------------------------------------------
                                    Jon W. Park
                                    Vice President and Chief Financial Officer