Form 10QSB
period 1996-09-30
SUMMIT BANCORP /OH/
filed 1996-11-14
CIK 852803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                         Commission file number 33-29708

        -----------------------------------------------------------------


                                 SUMMIT BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Ohio                                                34-1599501
-----------------------------                            -----------------------
(State or other jurisdiction)                            (IRS Employer I.D. No.)


                   2680 West Market Street, Akron, Ohio 44333
                   -------------------------------------------
                     (Address of principal executive office)


                                 (330) 864-8080
                           ---------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

     As of November 11, 1996 there were outstanding 234,806 shares, without par value, of the Company's common stock.

            Transitional Small Business Disclosure Format (Check One)

                                Yes      No  X
                                    ---     ---

                         SUMMIT BANCORP AND SUBSIDIARIES

                                      Index

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION
------------------------------

         ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                 Consolidated Condensed Balance Sheets                     3

                 Consolidated Statements of Income                         4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Consolidated Financial Statements                6


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

PART II. OTHER INFORMATION
--------------------------

         ITEMS 1. through 6.                                              13

         SIGNATURES                                                       14

SUMMIT BANCORP
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1996              1995
                                                   ------------------------------
ASSETS:
Cash and cash equivalents                          $  2,906,886      $  3,432,431

Investment securities available-for-sale
     at fair market value                            18,734,468        18,949,702

Mortgage loans originated and held for sale           1,760,821         1,768,019

Loans:
     Commercial                                      33,857,477        29,783,039
     Residential mortgages                           11,980,291        12,123,794
     Consumer                                         8,395,264         7,409,183
                                                   ------------------------------
                    Total loans                      54,233,032        49,316,016
     Less allowance for loan losses                     842,709           739,062
                                                   ------------------------------
                    Net loans                        53,390,323        48,576,954

Premises and equipment, net                             831,980           748,768
Accrued interest and other assets                     1,594,104         1,089,448
                                                   ------------------------------

                    TOTAL ASSETS                   $ 79,218,582      $ 74,565,322
                                                   ==============================

LIABILITIES:

Deposits:
     Non interest bearing demand                   $  8,344,024      $  9,309,067
     Interest bearing deposits                       56,132,042        52,287,696
                                                   ------------------------------
                    Total deposits                   64,476,066        61,596,763

Borrowings                                            6,935,000         5,650,000
Accrued interest payable and other liabilities          883,200           663,760
                                                   ------------------------------

                    TOTAL LIABILITIES                72,294,266        67,910,523


SHAREHOLDERS' EQUITY:
Common Stock, no par value,
     3,000,000 shares authorized,
     256,190 shares issued                            6,154,447         6,125,647
Retained earnings                                     1,603,816         1,007,016
Treasury Stock, at cost, 21,379 shares
     held at September 30,1996 and
     16,179 at December 31, 1995                       (694,876)         (512,532)
Securities equity valuation account                    (139,071)           34,668
                                                   ------------------------------

                    TOTAL SHAREHOLDERS' EQUITY        6,924,316         6,654,799
                                                   ------------------------------

                    TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY           $ 79,218,582      $ 74,565,322
                                                   ==============================

See notes to consolidated financial statements.

SUMMIT BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                               ---------------------------------------------------------
                                                  1996           1995            1996           1995
                                               ----------     ----------      ----------     ----------
INTEREST INCOME:
Loans                                          $1,320,752     $1,036,430      $3,764,249     $3,063,577
Investments and mortgage backed securities        312,890        322,255         883,748        879,466
Other investments                                   3,260         20,746          11,900         29,644
                                               --------------------------------------------------------
     TOTAL INTEREST INCOME                      1,636,902      1,379,431       4,659,897      3,972,687

INTEREST EXPENSE:
Deposits                                          699,691        609,342       1,989,362      1,554,494
Other borrowings                                   83,959        108,217         241,886        338,150
                                               --------------------------------------------------------
     TOTAL INTEREST EXPENSE                       783,650        717,559       2,231,248      1,892,644
                                               --------------------------------------------------------

     NET INTEREST INCOME                          853,252        661,872       2,428,649      2,080,043

Provision for loan losses                          45,000         25,000         110,000        100,000
                                               --------------------------------------------------------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                         808,252        636,872       2,318,649      1,980,043

NON-INTEREST INCOME:
Origination fees on loans sold                    231,660        201,835         682,329        586,956
Customer service fees                              47,585         21,994         135,765         91,174
Commissions                                        34,494         15,382          81,796         46,139
Net gain on sales of securities                       759         34,494          33,072         33,700
Other income                                        3,509         20,198          15,119         36,341
                                               --------------------------------------------------------
     TOTAL NON-INTEREST INCOME                    318,007        293,903         948,081        794,310

NON-INTEREST EXPENSE:
Salaries and employee benefits                    451,657        382,821       1,266,424      1,069,062
Net occupancy expense                              59,876         43,688         165,344        130,346
Depreciation and amortization                      45,181         55,680         137,330        156,350
Professional services                              50,083         55,550         124,662        144,834
EDP and communications                             89,530         80,145         264,511        205,972
Ohio franchise tax                                 24,807         19,835          73,190         61,280
FDIC insurance                                      1,000         (3,333)          2,000         53,838
Other operating costs                             113,730         51,247         332,973        246,572
                                               --------------------------------------------------------
     TOTAL NON-INTEREST EXPENSE                   835,864        685,633       2,366,434      2,068,254
                                               --------------------------------------------------------

INCOME BEFORE INCOME TAXES                        290,395        245,142         900,296        706,099
Provision for income taxes                         94,000         68,000         303,500        209,000
                                               --------------------------------------------------------

NET INCOME                                     $  196,395     $  177,142      $  596,796     $  497,099
                                               ========================================================

Net income per share                           $     0.85     $     0.73      $     2.56     $     2.03
                                               ========================================================

Weighted average shares outstanding               231,815        242,695         232,751        245,323
                                               ========================================================

See notes to consolidated financial statements.

SUMMIT BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              1996              1995
                                                                          ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                           $    596,796      $    497,099
     Adjustments to reconcile net income
     to net cash from operating activities:
          Provision for loan losses                                            110,000           100,000
          Depreciation and amortization                                        137,330           156,350
          Amortization of securities available for sale premiums, net          103,227            51,125
          Amortization of securities held to maturity premiums, net                 --            (5,698)
          Investment and mortgage backed securities net loss/(gain)            (33,072)          (33,700)
          FHLB stock dividends received                                        (49,300)          (55,300)
          Deferred  income taxes                                                 8,835             6,937
     Mortgage loans originated for sale                                    (27,869,689)      (22,971,783)
     Proceeds from the sale of loan originations                            27,876,887        22,429,796
     Changes in:
          Accrued interest receivable and other assets                        (340,278)         (479,289)
          Accrued interest payable and other liabilities                       219,440           288,262
                                                                          ------------------------------
NET CASH FROM OPERATING ACTIVITIES                                             760,176           (16,201)

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchases of securities held to maturity                                       --        (5,036,938)
     Purchases of securities available for sale                            (12,489,661)         (117,700)
     Proceeds from the sales of securities held to maturity                         --         2,014,455
     Proceeds from the sales of securities available for sale                8,317,665         1,964,340
     Proceeds from maturities of securities held to maturity                        --           349,725
     Proceeds from maturities of securities available for sale               4,040,292         1,475,722
     Net increase in loans                                                  (4,923,369)       (5,491,082)
     Purchase of premises and equipment                                       (212,608)         (110,624)
                                                                          ------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                       (5,267,680)       (4,952,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deposits                                                                2,879,303         5,073,853
     Purchase of treasury stock                                               (182,344)         (347,953)
     Proceeds from the sale of treasury stock                                       --            29,974
     Short term borrowings                                                   1,285,000          (340,074)
                                                                          ------------------------------
NET CASH FROM FINANCING ACTIVITIES                                           3,981,959         4,415,800
                                                                          ------------------------------

Net change in cash and cash equivalents                                       (525,545)         (552,503)
Cash and cash equivalents at the beginning of the period                     3,432,431         2,650,639
                                                                          ------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                        $  2,906,886      $  2,098,136
                                                                          ==============================

See notes to consolidated financial statements.

                         SUMMIT BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the Nine Months Ended September 30, 1996 and 1995

                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Summit Bancorp and its wholly owned subsidiaries, Summit Bank and Summit Banc Investments Corporation. All significant intercompany transactions have been eliminated.

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

The Company, through its subsidiary bank, grants residential, consumer, and commercial loans to customers located in Northern Ohio. Residential mortgage, commercial and consumer loans comprise 22.2%, 62.3%, and 15.5% of total loans at September 30, 1996.

The Company in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At September 30, 1996, unused credit lines amounted to approximately $10,500,000. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

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

NOTE B - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market values of investment securities are as follows:

                                                                Gross        Gross
                                               Amortized   Unrealized   Unrealized      Estimated
                                                    Cost        Gains       Losses     Fair Value
                                             ----------------------------------------------------
SEPTEMBER 30, 1996
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                   $12,770,537    $     --      $193,456    $12,577,081
Federal agencies                               2,997,594          --        25,720      2,971,874
Other debt security                               54,668          --         5,467         49,201
U.S. Treasuries obligations                    1,996,730       8,582            --      2,005,312
                                             ----------------------------------------------------
Total debt securities available for sale      17,819,529       8,582       224,643     17,603,468
Other securities                               1,131,000          --            --      1,131,000
                                             ----------------------------------------------------
Total securities available for sale          $18,950,529    $  8,582      $224,643    $18,734,468
                                             ====================================================

DECEMBER 31, 1995
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                   $15,709,878    $101,913      $ 31,575    $15,780,216
Other debt security                              107,987       4,225            --        112,212
U.S. Treasuries obligations                    1,994,908      39,466            --      2,034,374
                                             ----------------------------------------------------
Total debt securities available for sale      17,812,773     145,604        31,575     17,926,802
Other securities                               1,022,900          --            --      1,022,900
                                             ----------------------------------------------------
Total securities available for sale          $18,835,673    $145,604      $ 31,575    $18,949,702
                                             ====================================================

During the third quarter of 1996, the Company sold three available for sale securities totaling $1,905,392. Gains on securities sold totaled $7,800 and losses totaled $6,700. Proceeds from these sales were reinvested in available for sale securities, consisting of mortgage backed securities and federal agencies. Second quarter purchases totaled $3,293,468. Third quarter purchases totaled $2,000,000.

The amortized cost and estimated fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                          Amortized       Estimated
                                               Cost      Fair Value
                                        ---------------------------
SECURITIES AVAILABLE FOR SALE:
------------------------------

Due within 1 year                       $   640,223     $   638,542
Due after 1 year through 5 years          6,191,014       6,152,031
Due after 5 years through 10 years        6,076,112       5,993,560
Due after 10 years                        4,912,180       4,819,335
Other securities                          1,131,000       1,131,000
                                        ---------------------------

TOTAL SECURITIES AVAILABLE FOR SALE     $18,950,529     $18,734,468
                                        ===========================

NOTE C - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine month periods ending September 30, 1996 and 1995 were as follows:

                                              1996           1995
                                           ------------------------
Balance at beginning of period             $ 739,062      $ 618,788
Charge-offs                                  (46,104)       (63,638)
Recoveries                                    39,751         78,952
Provision for loan losses                    110,000        100,000
                                           ------------------------
Balance at end of period                   $ 842,709      $ 734,102
                                           ========================

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

SOURCES AND USES OF FUNDS

     The Company functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The Company uses its funds primarily to support its lending activities. Year to date in 1996, total loans have increased $4.9 million to $54.2 million and represent 72% of earning assets. Commercial loans grew $4.1 million (a 14% increase), residential mortgages decreased $.1 million (1%) and other loans increased $.9 million (13%) when compared to December 31, 1995 balances.

     Investment and mortgage backed securities, a major use of funds, overall remained relatively unchanged during the first nine months of 1996. Security purchases were offset by sales and maturities. The investment portfolio of $18.7 million represents 25% of earning assets at September 30, 1996. The balance of mortgage loans originated and held for sale is unchanged from December 31, 1995. These loans are normally held less than 30 days before they are sold to private investors and FNMA. Loans originated for sale were $27.9 million during the first nine months of 1996 ($23 million for the first nine months of 1995).

     As the primary source of funds, deposits have increased $2.9 million when compared to the December 31, 1995 balances. Demand deposits have declined $1 million (10%) year to date when compared to December 31, 1995. Interest bearing deposits have grown $3.9 million (7%) year to date. The cost to acquire retail deposits compared to market indices, such as US Treasury rates, has increased in 1996 due to competitive pressures; consequently, the Company has chosen to increase its use of wholesale funds in 1996 to control the cost to fund earning assets. Wholesale funds represent 10.9% of the total funding at September 30, 1996 compared to 5.6% at December 31, 1995. The Company's cost to fund earning assets averaged 4.06% during the first nine months of 1996 which is comparable to 4.0% for the same period for 1995.

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

     Investment securities available for sale are a primary source of liquidity. Projected cash flow from the securities portfolio between October 1, 1996 and December 31, 1997 is $6.2 million. Other types of assets, such as mortgages held for sale and maturing loans are sources of liquidity. Liquidity is further enhanced because of the significant aggregate amount of core deposits. Additionally, the Company has available lines of credit aggregating $11.2 million which enhance liquidity. Advances on these lines total $4.9 million at September 30, 1996.

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

     Federal Reserve Board regulations have also established a minimum leverage capital ratio of 3%. The leverage capital ratio is defined as Tier 1 capital to total average assets. The FDIC defines a well capitalized bank as exceeding Tier 1 capital of 6%, Tier 2 capital of 10% and a leverage ratio of 5%. The table below illustrates the Company's subsidiary bank's regulatory capital ratios:

                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                           -------------------------------------
(Thousands of dollars)

Tier 1 Capital                                    $ 6,920           $ 6,541
Tier 2 Capital                                        843               739
                                                  -------------------------
     Total Qualifying Capital                     $ 7,763           $ 7,280
                                                  =========================
Risk Adjusted Total Assets
(including off-balance sheet exposures)           $51,927           $49,881
                                                  =========================

Tier 1 Risk-Based Capital Ratio                        13%               13%
Total Risk-Based Capital Ratio                         15%               15%
Leverage Ratio                                          9%                9%

     The ability of the Company to pay dividends is dependent upon the Bank paying dividends to the Company. These payments by the Bank are restricted by the regulatory agencies. For the nine months ended September 30, 1996, the Bank has paid $300,000 in dividends to the Company. The Bank has accumulated earnings of $1.7 million available for distribution to the Company. To date the Company has decided to reinvest earnings rather than pay a dividend to shareholders. Dividends to the Company have been used to purchase treasury stock.

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

     Management and the boards of directors of the Company and Bank evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Company and its subsidiary. As a matter of practice, management and the boards of directors of the Company and its subsidiaries consider such recommendations promptly.

     During September 1996, the Federal Reserve Bank of Cleveland conducted an examination of the Company and its subsidiaries, which included an evaluation of the Bank's asset quality. The Bank's level and classification of identified potential problem loans is not expected to be revised as a result of this regulatory examination.

RESULTS OF OPERATIONS

     The Company's net interest margin year to date 1996 is 4.17% compared to 4.20% for the same period in 1995. The net interest margin is calculated by dividing net interest income before the provision for loan losses by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest bearing liabilities and the interest rate spread.

     Year to date net interest income before the provision for loan losses has increased $345,000 over the same period in the prior year. Net interest income increased $420,000 due to volume changes and decreased $75,000 due to rate changes. For the first nine months of 1996 in comparison with the same period in 1995, average earning assets increased $10.1 million. Average total loans and investments grew $9.9 million and $.6 million, respectively. Average interest bearing deposit balances for 1996 have declined $.4 million compared to the first nine months of 1995. Growth in earning assets was funded primarily by an increase of $11.1 million in average deposits. The yield on earning assets was 8.50% during the first nine months of 1996 and 1995. Deposits and borrowings had an average rate of 4.31% in the first nine months of 1996 compared to 4.23% during the same period in 1995.

     Noninterest income increased $154,000 year to date 1996 in comparison to 1995. The increase resulted primarily from the growth in mortgage loan originations and gains from the sale of SBA guaranteed loans. During the first nine months of 1996, originations totaled $27.9 million compared to $23 million in 1995.

     1996 year to date total noninterest expenses have increased $325,000 in comparison to the same period in 1995. The increase is primarily the result of additional personnel to staff the new financial center in Hudson, Ohio, Hudson facility costs, the addition of four loan officers in the Fairlawn office and increased data processing costs related to the use of enhanced technologies, such as Summit Bank's new P.C. based funds management system.

     The Federal Deposit Insurance Corporation (FDIC) has reduced deposit insurance premiums year to date in 1996 in response to the deposit insurance fund reaching its required funding level of $1.25 per $100 of deposits during the second quarter of 1995. Year to date FDIC insurance costs have totaled $2,000 compared to $54,000 for the same period in 1995.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS - Not applicable.

         ITEM 2. CHANGES IN SECURITIES - Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES -
                 Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable

         ITEM 5. OTHER INFORMATION - Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 A) Exhibit #27.  Financial Data Schedule.
                 B) Reports on Form 8-K. No report on Form 8-K was
                    filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SUMMIT BANCORP


Dated: November 14, 1996           By: /s/ David C. Vernon
                                      ------------------------------------------
                                      David C. Vernon
                                      Chairman of the Board, President and
                                      Chief Executive Officer


                                   By: /s/ Jon W. Park
                                      ------------------------------------------
                                      Jon W. Park
                                      Vice President and Chief Financial Officer