Form 10KSB40
period 1996-12-31
SUMMIT BANCORP /OH/
filed 1997-03-14
CIK 852803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT PURSUANT UNDER 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1996

                          Commission File No. 33-29708

--------------------------------------------------------------------------------


                                 SUMMIT BANCORP
                  --------------------------------------------
                  Name of small business issuer in its charter

           Ohio                                        34-1599501
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   2680 West Market Street, Akron, Ohio 44333
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (330) 864-8080
                  --------------------------------------------
               Registrant's telephone number, including area code

     Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
                                                                         ------

     Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
                                                                         ------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the year ended December 31, 1996 were $7,610,000.

     The aggregate market value of the Company's voting stock beneficially owned by non-affiliates of the Company as of March 12, 1997 was $12,142,000 computed on the basis of $65 per share, the most recent bid price. On that date, 235,019 shares of common stock, no par value, were outstanding.

TABLE OF CONTENTS

--------------------------------------------------------------------------------



Part I

     Item   1.  Description of Business..................................................................3
     Item   2.  Description of Properties................................................................7
     Item   3.  Legal Proceedings........................................................................7
     Item   4.  Submission of Matters to a Vote of Security Holders......................................7
Part II
     Item   5.  Market for Registrant's Common Equity and Related Shareholder Matters ...................8
     Item   6.  Management's Discussion and Analysis of Financial Condition and
                Results of Operation.....................................................................8
     Item   7.  Financial Statements....................................................................14
                Notes to Consolidated Financial Statements..............................................18
                Independent Auditors' Report............................................................31
     Item   8.  Changes In or Disagreements with Accountants on Accounting and
                Financial Disclosure, if any ...........................................................32
Part III
     Item   9.  Directors and Executive Officers........................................................32
     Item  10.  Executive Compensation..................................................................34
     Item  11.  Security Ownership of Certain  Beneficial Owners and Management ........................36
     Item  12.  Certain Relationships and Related Transactions..........................................37
     Item  13.  Exhibits and Reports on Form 8-K........................................................37
Signatures..............................................................................................39
Shareholder Information.................................................................................40
Board of Directors......................................................................................41
Summit Bank Officers....................................................................................41
Summit Bank Advisory Board..............................................................................41

                                     PART I

Item l. Business
----------------

Summit Bancorp (the "Company") operates two wholly owned subsidiaries: Summit Bank (the "Bank"), a full service commercial bank and Summit Banc Investments Corporation ("SBIC"), a registered investment advisor. The main office of the Company is located at 2680 West Market Street, Akron, Ohio 44333. The Company's telephone number is 330-864-8080.

The Bank is an independent community bank drawing customers primarily from the Akron, Canton and Cleveland Metropolitan areas. The Bank's mission is to provide personal banking service to businesses, individuals, and professionals delivered by meeting one-on-one with customers in an upscale office setting. Approximately 11% of its gross revenue comes from mortgage banking through origination of and sale of mortgage loans to the secondary market. The Bank's service-focused strategy is a niche market within the financial services industry and differs significantly from the high volume, impersonalized and bureaucratic service provided by most of the Bank's competitors through drive-up windows, teller lines and ATM machines. The Bank is staffed with experienced banking veterans, each of whom is equipped with the resources and has the authority to personally satisfy most customer banking needs and concerns.

Despite the Bank's excellent customer retention record, future success and growth through providing superior service is a challenge due to intense price competition within an industry faced with over-capacity. The bank competes with commercial banks, savings and loan associations, thrifts, finance companies, credit unions and various non-bank businesses providing financial services. Many of the Bank's competitors have greater resources at their disposal such as a higher equity base. Other competitors, such as non-bank financial service providers, do not face nearly as much regulatory burden, giving them an advantage over commercial banks.

Services
--------

The Bank is a Federal Deposit Insurance Corporation (FDIC) insured institution. The Bank offers traditional commercial and consumer checking accounts, savings accounts, certificates of deposit, Individual Retirement Accounts, Keogh Accounts, direct deposit, night depository, access to automated teller machine networks, and corporate cash management.

Lending services offered to the Bank's customers include commercial loans, commercial and residential real estate loans, leases, credit cards, letters of credit, home equity loans and other consumer loans.

SBIC's services include brokerage, sales of annuities and insurance products, financial planning and investment advisory services.

Supervision and Regulation
--------------------------

REGULATION OF THE COMPANY. The Company is a registered bank holding company organized under the laws of the State of Ohio on November 7, 1988. As such, the Company is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities Commissioners relating to the offering and sale of its securities. Summit Bancorp is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the Company and Bank.

REGULATION OF THE BANK. The Bank is chartered by the State of Ohio and regulated by the Ohio Division of Financial Institutions. On November 25, 1994 the Bank became a member of the Federal Reserve System. Accordingly, the Federal Reserve also regulates the Bank. These regulatory agencies have the authority to examine the Bank, and the Bank is subject to their regulations.

REGULATION OF SBIC. The Ohio Division of Financial Institutions and the Federal Reserve Board have the authority to examine SBIC, and SBIC is subject to their regulations. SBIC, as a registered investment advisor, is also subject to regulation by the Securities and Exchange Commission.

Summit Bancorp is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Company.

Environmental Matters
---------------------

The Company is not aware of any exposure to material costs associated with environmental hazardous waste clean-up. Bank loan procedures require EPA studies be performed and obtained by Bank management prior to approving commercial real estate loans with such potential risk.

Employees
---------

The Company's thirty-five full-time employees and two part-time employees are employed by the Bank and SBIC.

Statistical Information
-----------------------

SELECTED FINANCIAL DATA:

                                                                                  1996              1995
                                                                           -----------------------------
Summary of operations

       Interest income.................................................   $  6,306,274      $  5,346,465
       Interest expense................................................      3,011,333         2,564,209
                                                                           -----------------------------
              Net interest income......................................      3,294,941         2,782,256

       Provision for loan losses.......................................        185,000           100,000
                                                                           -----------------------------
              Net interest income after provision for loan losses......      3,109,941         2,682,256

       Noninterest income..............................................      1,303,678         1,037,723

       Noninterest expense.............................................      3,208,118         2,762,936

       Federal income taxes............................................        405,000           277,250
                                                                           -----------------------------
              Net income ..............................................   $    800,501      $    679,793
                                                                           =============================
Per share
       Net income .....................................................   $       3.43      $       2.79
       Weighted average shares outstanding.............................        233,718           243,442


SELECTED RATIOS

                                                                                1996                1995
                                                                           -----------------------------

Return on average assets                                                       1.02%              1.01%
Return on average equity                                                      11.73%             10.61%
Average equity to average assets                                               8.73%              9.54%

SELECTED YEAR-END BALANCE SHEET ACCOUNTS

                                                                                       As of December 31,
                                                                                       ------------------
                                                                              1996          1995        Increase
                                                                        -------------------------------------------

Assets..................................................................$   81,245,445  $  74,565,322    $6,680,123
Total loans..............................................................   56,015,298     49,316,016     6,699,282
Deposits.................................................................   67,761,925     61,596,763     6,165,162
Allowance for loan losses................................................      837,805        739,062        98,743
Shareholders' equity.....................................................    7,208,383      6,654,799       553,584

LOANS                                                                                 As of December 31,
                                                                                      ------------------
                                                                              1996          1995        Increase
                                                                         ------------------------------------------

Commercial..............................................................$   34,377,508  $  29,783,039    $4,594,469
Residential real estate mortgage.........................................   12,575,904     12,123,794       452,110
Consumer lines of credit.................................................    5,949,950      4,447,475     1,502,475
Installment and credit card..............................................    3,111,936      2,961,708       150,228
                                                                         ------------------------------------------
TOTAL LOANS.............................................................$   56,015,298  $  49,316,016    $6,699,282
                                                                         ==========================================


RESULTS OF OPERATIONS

The Bank's net interest income increased $512,685 in 1996. The net interest margin is calculated by dividing the tax equivalent net interest income by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non interest bearing liabilities and the interest rate spread. Average loans totaled 72% and 68% of average earning assets in 1996 and 1995, respectively. Increased net interest income resulted from a $9.7 million increase in average earning assets comparing 1996 to 1995.

The following table presents the Company's average assets, liabilities, shareholders' equity and related yields:

                                                     December 31, 1996                December 31, 1995
                                                     -----------------                -----------------
                                                                      %                                    %
                                              Average                Yield/      Average                Yield/
                                              Balance     Interest     Rate      Balance     Interest     Rate
                                              ----------------------------------------------------------------
                                                    (Thousands of dollars)        (Thousands of dollars)

Interest earning assets:

     Loans, net...........................  $  52,239     $  4,992     9.56%    $ 42,970     $  4,177    9.72%
     Mortgage loans held for sale.........      1,262           98     7.77        1,251           87    6.95
     FHLB deposit ........................        335           18     5.37          614           34    5.54
     Securities...........................     19,036        1,198     6.29       18,336        1,094    5.97
                                               ------        -----               -------        -----
Total interest earning assets.............     72,872        6,306     8.65       63,171        5,392    8.54
     Non-interest earning assets..........      4,319                              4,001
                                              -------                           --------
Total assets..............................  $  77,191                           $ 67,172
                                               ======                            =======

Interest-bearing deposits:

     Demand...............................  $   4,757          117     2.46     $  5,094          128    2.51
     Savings..............................     15,780          614     3.89       12,603          450    3.57
     Time.................................     34,638        1,959     5.66       28,607        1,596    5.58
                                               ------        -----               -------        -----
Total interest-bearing deposits...........     55,175        2,690     4.88       46,304        2,174    4.70
     Other borrowings.....................      5,535          321     5.80        6,321          390    6.17
                                              -------       ------              --------       ------
Total interest-bearing liabilities........     60,710        3,011     4.96       52,625        2,564    4.87

Non-interest-bearing liabilities:
     Non-interest bearing deposits........      8,882                              7,556
     Other liabilities....................        794                                584
Shareholders' equity......................      6,805                              6,407
                                              -------                           --------
Total non-interest-bearing liabilities
  and shareholders' equity................     16,481                             14,547
                                               ------                             ------
Total liabilities and
  shareholders' equity....................  $  77,191                           $ 67,172
                                               ======                             ------
Net interest earnings.....................                $  3,295                           $  2,828
                                                             =====                              =====
Net yield on interest earning assets......                             4.52%                             4.48%
                                                                       ====                              ====

Nonaccrual loans have been included in the average balances. Interest income on tax-exempt securities, representing 2.5% of 1995 total interest income is included at the fully taxable equivalent basis, computed at 34%. Loan fee income is included in interest income.

The following table shows changes in interest income, expenses and net interest income due to volume and rate variances for major categories of assets and liabilities. Changes attributable to both rate and volume which cannot be segregated have been allocated in proportion to the changes due to rate and volume.

                                                        1995 vs. 1996                     1994 vs. 1995
                                             ----------------------------        ---------------------------------
                                                Due to Change in                     Due to Change in
                                                ----------------                     -----------------
(Dollars in Thousands)                       Volume       Rate      Total         Volume       Rate        Total
                                             ----------------------------------------------------------------------
Interest earning assets:
     Loans, net...........................  $    887     $  (72)    $  815        $   622      $ 353      $    975
     Mortgage loans held for sale.........         1         10         11             23        (12)           11
     FHLB deposit.........................       (15)        (1)       (16)             1         12            13
     Securities...........................        36         68        104            139         96           235
                                              --------------------------------------------------------------------
          Total interest income...........       909          5        914            785        449         1,234
Interest-bearing liabilities:
     Demand deposits......................        (8)        (3)       (11)            10          3            13
     Savings..............................       129         35        164            (22)        98            76
     Time deposits........................       342         21        363            309        213           522
     Short term borrowings................       (43)       (26)       (69)           234         56           290
                                              --------------------------------------------------------------------
          Total interest expense..........       420         27        447            531        370           901
                                              --------------------------------------------------------------------
          Net interest income.............  $    489     $  (22)    $  467        $   254      $  79      $    333
                                              ====================================================================

Item 2.   Properties
--------------------

The Bank, SBIC and the offices of the Company are located at 2680 West Market Street, Akron, Ohio, in a commercial building owned by Summit Properties Limited Partnership. Two members of the Board of Directors serve as partners in Summit Properties Limited Partnership.

The Bank and SBIC lease approximately 9,000 square feet of space in the building for $9,018 per month, an annual cost of $108,216. The agreement provides for lease payments of $108,216 per year over a five-year term beginning January 2, 1996. The lease may be renewed at the Bank's option for four additional five-year periods. However, at the beginning of each five-year renewal period, the lease payment will be increased by (i) 4% of the payment for the period just ended or (ii) 85% of the average annual increase in the Consumer Price Index
(CPI) for the last month of the fifth year of the period just ended, whichever is greater.

The Bank also leases approximately 1,127 square feet of space for $1,609 per month, an annual cost of $19,308, for an office located at 126 West Streetsboro Street, Hudson, Ohio. The term of the lease is for five years, with an option to extend the lease for one five year period at the expiration of the initial term. The agreement provides for lease payments of $19,308 per year over a two year period beginning September 1, 1995. On the second anniversary of the commencement date of the lease, and each two years thereafter, the base rate shall increase for that two year period in proportion to the CPI.

The registrant considers its properties satisfactory for its current operations.

Item 3. Legal Proceedings
-------------------------

Neither the Company nor any subsidiary, including the Bank and SBIC, are party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

COMMON STOCK

The Company's common stock is not traded on any securities exchange or in the over-the-counter market. The Ohio Company, McDonald & Company Securities, and Sweney Cartwright, Columbus, Ohio, currently maintain a work out market for the common stock of the Company. Common stock trades occurring throughout 1996 ranged in price from $34.25 to $40.00 per share and $30.125 to $33.25 during 1995. The most recent price at which the shares traded was $65.00 on February 12, 1997. As of December 31, 1996, there were approximately 440 holders of the Company's common stock. The Company has not declared any dividends to date.

The reason for the large increase in the stock price is that the Company entered into an Agreement of Affiliation and Plan of Merger with FirstFederal Financial Services Corp of Wooster, Ohio (FirstFederal) on December 30, 1996. Under the terms of the agreement, FirstFederal will exchange 1.87 shares of its common stock for each share of the Company's stock. Based on the average of FirstFederal's closing bid and ask price of $39.375 on December 30, 1996, the transaction would be valued at approximately $17.3 million. Related to the proposed merger, the Board of Directors has suspended future purchases of common stock of the Company related to a treasury repurchase program.

Item 6. Management's Discussion and Analysis
--------------------------------------------

INTRODUCTION

The purpose of this discussion is to focus on information about the Company, its financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

The performance of the Bank and SBIC significantly affects the Company.

SOURCES AND USES OF FUNDS

The Company functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The Company uses its funds primarily to support its lending activities. Total loans increased $6.7 million in 1996. The loan growth for real estate mortgage, commercial and other loans was $.5, $4.6 and $1.6 million, respectively, or 7%, 69% and 24% of loan growth for 1996. At December 31,1996, real estate mortgage, commercial and other loans represented 22%, 61% and 17%, respectively, of the Company's total loans.

Securities, another major use of funds, decreased to $18.1 million in 1996. As more fully described in Note C, gross unrealized gains on securities totaled $25,696 and $145,604, respectively on December 31, 1996 and 1995. Gross unrealized losses totaled $122,198 and $31,575, respectively. The portfolio tax equivalent yield on securities was 6.29% for 1996 and 5.97% for 1995. Liquidity is discussed further below.

The growth in earning assets was funded primarily by increased deposits rather than through purchased funds. As the primary source of funds, aggregate deposits increased $6.2 million in 1996. Demand deposits declined $600,000 in 1996. Savings deposits grew $2.8 million in 1996. Time deposits, the primary source of deposit growth, grew $4.0 million in 1996. The Bank's annual cost of interest bearing liabilities increased to 4.96% in 1996 from 4.87% in 1995.

LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to manage liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers

---------------------------------------------------------

needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins in periods of changing interest rates.

Securities are a primary source of liquidity and totaled $18.1 million at December 31, 1996 which represents 22% of total assets. Other types of assets, such as mortgage loans held for sale, interest bearing deposits and maturing loans are also sources of liquidity. Liquidity is further enhanced because of the significant aggregate amount of core deposits. The Company does not rely heavily on brokered deposits or large certificates of deposit as a significant source of funds. Additionally, the Company has a line of credit for $10 million providing supplemental liquidity.

Following is a summary of the remaining maturities of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding:

                                                                    As of December 31, 1996
                                                     ------------------------------------------------
                                                         Time                Other
                                                     Certificates            Time
                                                      of Deposit           Deposits           Total
                                                      ----------           --------           -----
                                                                     (Dollars in thousands)

Maturing in:
       3 months or less..........................    $      3,925           $  687        $    4,612
       3-12 months...............................           2,171              279             2,450
       Over 12 months............................           2,232              697             2,929
                                                      ----------------------------------------------
       TOTAL.....................................    $      8,328           $1,663        $    9,991
                                                      ==============================================

Interest rate sensitivity varies with different types of interest-earning assets, deposits and other interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over deposits and other interest-bearing liabilities. Assets and liabilities that reprice have interest rate changes due to one or more of the following factors: maturity, yield curve movement, amortization, prepayment and contractual repricing terms.

The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 1996. Certain assumptions have been made by management for prepayment speeds and core deposits. The table includes a prepayment assumption for residential mortgage loans and mortgage-backed securities of approximately 6%. For the first 30 days, total repricing assets exceeded total repricing liabilities. Demand and savings deposits are distributed over a five year period based upon the estimated duration of customer relationships. For the next 60 days and for the remainder of the first year, there was an excess of total repricing liabilities over total repricing assets. The excess of total repricing assets over total repricing liabilities for the one-to-five year period is primarily related to the longer maturities of loans relative to deposits. The cumulative gap between total repricing assets and repricing liabilities, based on a one year time period, was $1,364,000 or 1.8% of earning assets as of December 31, 1996.

INTEREST RATE SENSITIVITY GAPS AS OF DECEMBER 31, 1996

                                                        0-30        31-90       91-365        1-5         Over 5
                                                        Days        Days        Days          Years       Years
                                                        --------------------------------------------------------
                                                                       (Thousands of dollars)
     Net loans ..................................  $  21,749    $  3,079   $    8,767    $  18,404     $   4,016
     Securities..................................        564       1,120        4,013       10,012         2,365
     All other assets............................      3,684          --           --           --            --
                                                    ------------------------------------------------------------
     Total interest-earning assets...............     25,997       4,199       12,780       28,416         6,381
     Time deposits...............................      4,294       7,185       11,470       12,487            55
     FHLB Advances...............................      3,300         500          500        1,000            --
     Demand and savings deposits.................      1,248       2,384       10,731       17,908            --
                                                    ------------------------------------------------------------
     Total deposits and FHLB advances............      8,842      10,069       22,701       31,395            55
                                                    ------------------------------------------------------------
     Interest sensitivity gap....................  $  17,155    $ (5,870) $    (9,921)   $  (2,979)    $   6,326
                                                    ============================================================

---------------------------------------------------------

The primary interest sensitive assets and liabilities in the one year maturity range are securities maturing in one year or less, mortgage-backed securities, commercial loans, demand and savings deposits and large time deposits. Trying to minimize the gap between interest sensitive assets and liabilities is a continual challenge in a changing interest rate environment and one of the objectives of the Company's asset/liability strategy.

CAPITAL RESOURCES

The Company uses its capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business.

Federal Reserve Board standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments and interest rate swaps.

The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company's Tier 1 capital consists of common shareholders' equity. The Company's Tier 2 capital consists of the allowance for loan losses. All banks are required to meet minimum ratios. The minimum requirements are:

                                                               Capital to risk-
                                                                weighted assets
                                                                ---------------           Tier 1 capital
                                                            Total            Tier 1      to average assets
                                                            -----            ------      -----------------
Well capitalized                                             10%               6%               5%
Adequately capitalized                                        8%               4%               4%
Undercapitalized                                              6%               3%               3%

The Company and the Bank at December 31, 1996 and 1995 were categorized as well capitalized.

CAPITAL AND DIVIDENDS

The ability of the Company to pay dividends is dependent upon the Bank paying dividends to the Company. These payments by the Bank are restricted by the regulatory agencies. In 1996, the Bank paid $1,550,000 in dividends to the Company. The Bank has accumulated earnings of $900,000 available for distribution to the Company as of December 31, 1996. To date, the Company has decided to reinvest earnings rather than pay a dividend to shareholders.

---------------------------------------------------------

MATURITIES OF INVESTMENT SECURITIES AND THE WEIGHTED AVERAGE YIELDS FOR THE YEAR ENDED DECEMBER 31, 1996:

The amortized cost and estimated market value of debt securities at December 31, 1996, by expected maturity is shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. The average interest rates are based on coupon rates adjusted for amortization and accretion.

                                                     AMORTIZED      ESTIMATED             AVERAGE
                                                       COST         FAIR VALUE            YIELD
                                                     --------------------------------------------

SECURITIES AVAILABLE-FOR-SALE

U.S. Treasury Notes:
     One Through Five Years.................    $    1,996,974      $  2,018,437           6.37%
Mortgage-backed securities:
     Within One Year........................           708,740           707,752           6.06
     One Through Five Years.................        11,435,626        11,359,887           6.56
     Over five years........................         2,816,750         2,784,333           7.59
                                                 ----------------------------------------------
         TOTAL..............................        14,961,116        14,851,972           6.73

Other Debt Securities:
     Within One Year........................            44,105            35,284           7.63

Other securities............................         1,167,437         1,167,437           6.90
                                                 ----------------------------------------------

TOTAL SECURITIES AVAILABLE-FOR-SALE.........    $   18,169,632       $18,073,130           6.69%
                                                 ==============================================

Loans are shown below based on contractual maturities. Actual maturities may differ because borrowers may repay loans with or without repayment penalties.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
DECEMBER 31, 1996 (in Thousands)

                                                         Fixed and Other Adjustable Rate Loans
                                          ----------------------------------------------------------------------
                                           Floating     Maturities Maturities Maturities
                                               Rate      Less than      13-60    over 60
                                          Loans (1)      12 Months     Months     Months      Total        Total
                                          ----------------------------------------------------------------------

Commercial............................   $   10,963   $    2,480      $ 10,103   $10,831    $  23,414   $ 34,377
Real Estate/Mortgage (2)..............           --           32           254    12,290       12,576     12,576
Installment...........................          949          237         1,152        93        1,482      2,431
Lines of Credit.......................        5,950           --            --        --           --      5,950
Credit Card...........................          681           --            --        --           --        681
                                          ----------------------------------------------------------------------
Total Loans...........................   $   18,543   $    2,749      $ 11,509   $23,214    $  37,472   $ 56,015
                                          ======================================================================
Adjustable rate loans.................   $   18,543   $      494      $  1,661   $15,559    $  17,714   $ 36,257
Predetermined interest rates..........           --        2,255         9,848     7,655       19,758     19,758
                                          ----------------------------------------------------------------------
Total Loans...........................   $   18,543   $    2,749      $ 11,509   $23,214    $  37,472   $ 56,015
                                          ======================================================================

(1) Floating rate loans reprice immediately with changes in the rate index.

(2) Real estate/mortgage primarily consist of loans for the purchase of residential real estate.

The Company's loan portfolio represents its largest and highest yielding earning asset. It also contains the most risk of loss. This risk is due primarily to changes in the borrowers' primary repayment capacity, and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures and training of personnel.

---------------------------------------------------------

The Company's primary source of income is net interest income: the difference between interest income and fees derived from earning assets and interest paid on liabilities. In 1996, net interest income was $3.3 million, an 18% increase over 1995.

Non-interest income increased 26% or $266,000 in 1996. The increase relates to origination fees on loans sold and security gains. Non-interest expenses increased 16% or $445,000 reflecting expenses associated with the new Hudson Financial Center and additional personnel.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. Management's methodology to determine the adequacy of the allowance considers specific credit reviews, the level of delinquent and nonperforming loans, past loan loss experience, the past loss experience of peer group banks, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

The allowance for loan losses is charged when management determines that the prospects of recovery of the principal of a loan has significantly diminished. Subsequent recoveries, if any, are credited to the allowance. Credit card loans are charged off at the earlier of notice of bankruptcy, when at least 120 days past due, or when otherwise deemed to be uncollectible. All other installment loans that are 90 to 120 days past due are charged off unless insured for credit loss or where scheduled payments are being received. Real estate mortgage loans are adjusted to fair value net of approximate selling costs upon the earlier of receipt of a deed of foreclosure or upon completion of foreclosure proceedings. Commercial and other loan charge-offs are made based on management's on-going evaluation of nonperforming loans.

The following table presents the reconciliation of the loan loss allowance:

                                                              1996             1995
                                                          ---------------------------
Balance at beginning of year.......................      $    739,062     $   618,788
Provision..........................................           185,000         100,000

Loans charged off:
     Commercial....................................            82,408          62,208
     Installment...................................            34,799              --
     Lines of credit and other.....................               359              --
     Credit card...................................             8,760           3,803
                                                          ---------------------------
     Total charge-offs.............................           126,326          66,011
Recoveries:
     Commercial....................................            36,460          74,711
     Installment...................................               460           8,368
     Lines of credit and other.....................               247           3,206
     Credit card...................................             2,902              --
                                                          ---------------------------
Total recoveries...................................            40,069          86,285
                                                          ---------------------------
Net charged-off loans..............................            86,257         (20,274)
                                                          ---------------------------
Balance at end of year.............................      $    837,805     $   739,062
                                                          ===========================

Ratio of ending allowance to ending loans..........             1.50%            1.50%


NONPERFORMING ASSETS

Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more, and other real estate which includes foreclosures, deeds in lieu of foreclosure and impaired loans. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract.

---------------------------------------------------------

A loan generally is classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. A loan is classified as restructured if the original interest rate, repayment terms, or both were restructured due to the deterioration in the financial condition of the borrower. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

A summary of nonperforming assets at December 31, 1996 and 1995 follows:

                                                                         1996        1995
                                                                   -------------------------

Loans 90 days past due accruing interest...........................$   82,336     $   19,268
Nonaccrual loans:
     Residential Mortgage...........................................  158,572             --
     Commercial.....................................................  116,911        184,202
     Lines of credit................................................       --             --
                                                                    ------------------------
Nonperforming assets...............................................$  357,819     $  203,470
                                                                    ========================
Interest income that would have been recorded
  under the original terms of non accrual loans....................$   30,821     $   19,491
Interest income recognized..........................................       --             --
Loan loss allowance to nonperforming assets.........................     234%           363%

Impaired loans of $275,483 and $48,244 at December 31, 1996 and 1995 are included in the nonaccrual total.

The following table shows the allocation of the allowance for loan losses and percentage of loans in each category to total loans at year end:

                                                                1996                        1995
                                                      ---------------------         ----------------
                                                       Allowance      Loans         Allowance  Loans
                                                      ----------------------------------------------

Commercial.........................................   $  586,198      61.4%       $   388,044   60.4%
Real estate mortgage...............................       56,229      22.5              9,675   24.6
Installment........................................       14,099       4.3             13,777    4.7
Lines of credit....................................       35,160      10.6             24,955    9.0
Credit card........................................       13,388       1.2             12,363    1.3
Unallocated reserve................................      132,731                      290,248
                                                       ---------------------------------------------
     TOTAL.........................................   $  837,805     100.0%       $   739,062  100.0%
                                                       =============================================

REGULATORY MATTERS

During September 1996, Federal Reserve Bank examiners completed a safety and soundness examination including an asset quality examination at the Company's subsidiary Bank. The Company's level and classification of identified potential problem loans was not revised as a result of this regulatory examination process.

Examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by the Company in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management.

Management and the boards of directors of the Company, Bank and SBIC evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Company and its subsidiaries. As a matter of practice, management and the boards of directors of the Company and its subsidiaries consider such recommendations promptly.

Item 7.  Financial Statements
-----------------------------

SUMMIT BANCORP
Consolidated Balance Sheets December 31, 1996 and 1995

                                                                       1996                       1995
                                                                  ------------------------------------
ASSETS
Cash and cash equivalents.......................................$   2,111,588                 $   3,432,431
Securities available-for-sale at fair value.....................   18,073,130                    18,949,702

Mortgage loans originated and held for sale.....................    3,527,817                     1,768,019
Loans
   Commercial ..................................................   34,377,508                    29,783,039
   Residential real estate mortgages............................   12,575,904                    12,123,794
   Installment..................................................    2,430,833                     2,343,555
   Lines of credit..............................................    5,949,950                     4,447,475
   Credit card receivables......................................      681,103                       618,153
                                                                  -----------------------------------------
                                 Total loans....................   56,015,298                    49,316,016
   Allowance for loan losses....................................     (837,805)                     (739,062)
                                                                  -----------------------------------------
                                   Net loans....................   55,177,493                    48,576,954
Premises and Equipment
   Equipment and furniture......................................      869,448                       811,437
   Leasehold improvements.......................................      565,639                       345,714
   Accumulated depreciation.....................................     (551,689)                     (408,383)
                                                                  -----------------------------------------
                          Premises and equipment, net...........      883,398                       748,768
Accrued interest and other assets...............................    1,472,019                     1,089,448
                                                                  -----------------------------------------

                                TOTAL ASSETS................     $ 81,245,445                 $  74,565,322
                                                                  =========================================
LIABILITIES
Deposits
   Noninterest bearing demand...................................$   8,012,995                 $   9,309,067
   Interest bearing demand......................................    5,528,169                     4,829,560
   Savings......................................................   18,729,271                    15,919,904
   Time.........................................................   35,491,490                    31,538,232
                                                                -------------------------------------------
                              Total deposits....................   67,761,925                    61,596,763
Borrowings......................................................    5,300,000                     5,650,000
Accrued interest payable and other liabilities..................      975,137                       663,760
                                                                 ------------------------------------------

                           TOTAL LIABILITIES....................   74,037,062                    67,910,523

SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000 shares authorized,
  issued 252,590 shares as of  December 31, 1996 and 1995           6,138,895                     6,125,647
Unearned Restricted Stock Awards................................     (100,800)                            -
Treasury Stock, at cost, 17,674 shares held at
  December 31, 1996 and 16,179 at December 31, 1995.............     (574,724)                     (512,532)
Retained earnings...............................................    1,807,517                     1,007,016
Securities equity valuation account.............................      (62,505)                       34,668
                                                                  -----------------------------------------

                  TOTAL SHAREHOLDERS' EQUITY....................    7,208,383                     6,654,799
                                                                  -----------------------------------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........$  81,245,445                 $  74,565,322
                                                                  =========================================

See notes to consolidated financial statements.

-----------------------------------------

SUMMIT BANCORP
Consolidated Statements of Income For the Years Ended December 31, 1996 and 1995

                                                                 1996                 1995
                                                           -----------------------------------
INTEREST INCOME
Loans, including fees.....................................  $  5,090,135        $   4,264,306
Taxable securities .......................................     1,197,971              912,441
Tax exempt securities.....................................             -              135,372
Deposits with banks.......................................        18,168               34,346
                                                            ---------------------------------
     TOTAL INTEREST INCOME................................     6,306,274            5,346,465

INTEREST EXPENSE
Deposits..................................................     2,690,151            2,174,602
FHLB advances.............................................       321,182              264,412
Repurchase agreements.....................................             -              125,195
                                                            ---------------------------------
     TOTAL INTEREST EXPENSE...............................     3,011,333            2,564,209
                                                            ---------------------------------

     NET INTEREST INCOME..................................     3,294,941            2,782,256

PROVISION FOR LOAN LOSSES.................................       185,000              100,000
                                                            ---------------------------------
     Net interest income after provision for loan losses..     3,109,941            2,682,256

NONINTEREST INCOME
Origination fees on loans sold............................       922,121              766,811
Customer service fees.....................................       179,627              152,099
Commissions...............................................       126,830               60,055
Net security gains........................................        45,547               14,923
Other income..............................................        29,553               43,835
                                                            ---------------------------------
     TOTAL NONINTEREST INCOME.............................     1,303,678            1,037,723

NONINTEREST EXPENSE
Salaries and employee benefits............................     1,737,785            1,385,272
Net occupancy expense.....................................       225,421              173,389
Depreciation..............................................       173,647              126,484
Amortization..............................................        10,665               86,374
Professional services.....................................       204,898              176,511
EDP and communications....................................       362,706              264,700
Ohio franchise tax........................................        98,001               81,119
FDIC insurance............................................         2,000               58,995
Other insurance...........................................        34,145               35,835
Other operating costs.....................................       358,851              374,257
                                                            ---------------------------------
     TOTAL NONINTEREST EXPENSE............................     3,208,118            2,762,936
                                                            ---------------------------------

INCOME BEFORE INCOME TAXES................................     1,205,501              957,043
Federal income taxes......................................       405,000              277,250
                                                            ---------------------------------

NET INCOME................................................  $    800,501        $     679,793
                                                            =================================

Net income per share......................................  $       3.43        $        2.79
                                                            =================================

Weighted average shares outstanding.......................       233,718              243,442
                                                            =================================

See notes to consolidated financial statements.

-----------------------------------------

SUMMIT BANCORP
Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 1996 and 1995

                                                                Unearned                                 Securities
                                                               Restricted                                   Equity        Total
                                                   Common        Stock        Treasury       Retained     Valuation    Shareholders'
                                                   Stock         Awards        Stock         Earnings      Account        Equity
                                              --------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995..................  $  6,125,647                 $  (98,534)    $   327,223   $ (428,779)   $  5,925,557
     Net income.............................                                                  679,793                      679,793
     Purchase of 13,899 shares of
        treasury stock, at cost.............                                 (443,972)                                    (443,972)
     Sale of 995 shares of treasury stock...                                   29,974                                       29,974
     Change in securities equity
        valuation account...................                                                               463,447         463,447
                                            --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995................     6,125,647                   (512,532)      1,007,016       34,668       6,654,799

     Net income.............................                                                  800,501                      800,501
     Purchase of 6,151 shares of
        treasury stock, at cost.............                                 (216,169)                                    (216,169)
     Sale of 1,056 shares of treasury stock.                                   37,625                                       37,625
     Restricted stock award grant -
        3,600 shares from treasury..........        13,248    $(129,600)      116,352
     Restricted stock award earned-800 shares                    28,800                                                     28,800
     Change in securities equity
       valuation account....................                                                               (97,173)        (97,173)
                                            --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996................  $  6,138,895   $ (100,800)    $(574,724)    $ 1,807,517   $  (62,505)   $  7,208,383
                                              ====================================================================================


See notes to consolidated financial statements.

-----------------------------------------

SUMMIT BANCORP
Consolidated Statements of Cash Flows For the Years Ended December 31, 1996 and 1995

                                                                                      1996             1995
                                                                                  ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income.................................................................  $    800,501    $     679,793
   Adjustments to reconcile net income to net cash used by operating activities:
      Provision for loan losses...............................................       185,000          100,000
      Depreciation and amortization...........................................       184,312          212,858
      Amortization of premiums on investment securities.......................       131,252           90,849
      Investment securities net gain..........................................       (45,547)         (14,923)
      FHLB stock dividends received...........................................       (85,100)         (52,900)
      Deferred income taxes...................................................       (85,033)          38,807
      Change in mortgage loans originated for sale............................    (1,759,798)        (306,149)
      Restricted stock award earned...........................................        28,800               --
      Changes in:
         Accrued interest receivable and other assets.........................      (196,478)        (275,895)
         Accrued interest payable and other liabilities.......................       311,377          155,261
                                                                                 ----------------------------
NET CASH FROM OPERATING ACTIVITIES............................................      (530,714)         627,701

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of securities held to maturity...................................            --       (5,036,938)
   Purchases of securities available-for-sale.................................   (15,530,013)      (6,154,951)
   Proceeds from the sales of securities held to maturity.....................            --        2,022,223
   Proceeds from the sales of securities available-for-sale...................    11,313,757        5,439,677
   Proceeds from maturities of securities held to maturity....................            --        2,369,352
   Proceeds from maturities of securities available-for-sale..................     4,883,325          398,174
   Net increase in loans......................................................    (6,785,539)      (9,177,226)
   Purchase of premises and equipment.........................................      (308,277)        (183,041)
                                                                                 ----------------------------
NET CASH USED IN INVESTING ACTIVITIES.........................................    (6,426,747)     (10,322,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net deposits...............................................................     6,165,162       10,140,819
   Purchase of treasury stock.................................................      (216,205)        (443,972)
   Proceeds from the sale of treasury stock...................................        37,661           29,974
   Change in short term borrowings............................................    (3,350,000)        (250,000)
   Long-term advances from FHLB...............................................     3,000,000        1,000,000
                                                                                 ----------------------------
NET CASH FROM FINANCING ACTIVITIES............................................     5,636,618       10,476,821
                                                                                 ----------------------------

   Net change in cash and cash equivalents....................................    (1,320,843)         781,792
   Cash and cash equivalents at the beginning of the year.....................     3,432,431        2,650,639
                                                                                 ----------------------------
   Cash and cash equivalents at the end of the year...........................  $  2,111,588    $   3,432,431
                                                                                 ----------------------------



See notes to consolidated financial statements.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

------------------------------------------------------------------------------


NOTE A -
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Summit Bancorp (the Company) and its wholly owned subsidiaries Summit Bank (the Bank) and Summit Banc Investments Corporation (SBIC). All significant intercompany balances and transactions have been eliminated.

NATURE OF OPERATIONS: The Company is a bank holding company engaged in the business of commercial and retail banking which accounts for substantially all of its revenues, operating income and assets. Substantially all of the Bank's customers are from the Akron, Canton and Cleveland metropolitan areas. The Bank's revenues primarily arise from interest income from commercial and retail lending activities and investments and revenue derived from mortgage banking through origination of, and sales of, mortgage loans to the secondary market with servicing retained, and related servicing income. Approximately 11% of its gross revenues come from mortgage banking. SBIC's revenues are derived from brokerage commissions, sales of annuities and insurance products, financial planning and investment advisory fees.

USE OF ESTIMATES: In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. The collectibility of loans, fair values of financial instruments, and the status of contingencies are particularly subject to change.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash and noninterest bearing and interest bearing balances with banks. The Company reports net cash flows for short term investments, customer loan and deposit transactions, and short term borrowings. For the years ended December 31, 1996 and 1995, interest paid totaled $3,061,420 and $2,528,213 and income taxes paid totaled $311,262 and $284,545, respectively.

SECURITIES: The Company classifies securities as held-to-maturity, available-for-sale or trading. Held-to-maturity securities are those which the Company has the positive intent to hold to maturity and are reported at amortized cost. Available-for-sale securities are those which the Company could sell for liquidity, asset-liability management or other reasons even though the Company does not intend to sell these securities at the present time. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. Trading securities are bought principally for sale in the near term and are reported at fair value with unrealized gains or losses included in earnings. At December 31, 1996 and 1995, the Company has classified all securities as available-for-sale.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization or purchase premium or discount, is included in earnings.

MORTGAGE LOANS ORIGINATED AND HELD FOR SALE: Residential mortgage loans originated and held for sale are valued at the lower of cost or estimated market value in the aggregate. To mitigate interest rate risk, the Company generally obtains fixed price commitments on loans held for sale.

LOANS: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flow, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Fees and costs associated with originating loans are deferred and amortized as an adjustment to the loan yield over the life of the respective loans. The net amount of fees and costs deferred was $(33,850) and $17,909 at December 31, 1996 and 1995, respectively.

ALLOWANCE FOR LOAN LOSSES: Estimating possible losses inherent in a loan portfolio is a necessarily subjective process. Accordingly, management maintains the allowance for loan losses at a level considered adequate to cover possible losses. Information used to assess the adequacy of the allowance for loan losses includes specific borrower situations including the adequacy of their cash flow from business operations and collateral values, past loan loss experience, general economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions charged against income and recoveries of previous loan charge-offs. The allowance is reduced by charging off loans that are deemed uncollectible by management.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.

LOAN SERVICING RIGHTS: The Company originates mortgage loans for sale to the secondary market and sells the loans with servicing retained or released.

Beginning April 1, 1995, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing based on their relative fair values at the date of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (conventional or government insured, fixed or adjustable rate), term (15 year or 30 year), and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values are based on quoted market prices. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives. These assets are reviewed for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed, and major improvements are capitalized.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

INCOME TAXES: The Company follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates.

NET INCOME PER SHARE: Net income per share is based on the weighted average number of shares outstanding during each year. Stock options outstanding do not presently have a dilutive effect of greater than 3% on net income per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. Fair value of a stock option is to be estimated using an option-pricing model, such as Black-Scholes, that considers: exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using existing accounting methods must include the effects of all awards granted in fiscal years beginning after December 15, 1994. Stock option grants in 1996 of 1,950 shares do not materially affect current or future pro forma earnings per share.

RECLASSIFICATION: Certain items from 1995 have been reclassified to conform to the 1996 presentation.

NOTE B -
RESTRICTIONS ON CASH AND DUE FROM ACCOUNTS

The Bank is required to maintain certain balances with the Federal Reserve Bank. At December 31, 1996 and 1995, the required reserve balance was approximately $219,000 and $224,000, respectively.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE C -
SECURITIES

The amortized cost and estimated fair value of securities are as follows:

                                                                Gross           Gross            Estimated
                                              Amortized       Unrealized      Unrealized           Fair
                                                Cost             Gains          Losses             Value
                                           -----------------------------------------------------------------
December 31, 1996
-----------------
SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities.................$    14,961,116    $     4,233    $   113,377       $  14,851,972
Other debt security.........................        44,105              -          8,821              35,284
U.S. Treasuries obligations.................     1,996,974         21,463              -           2,018,437
                                            ----------------------------------------------------------------
TOTAL DEBT SECURITIES AVAILABLE FOR SALE        17,002,195         25,696        122,198          16,905,693
Other securities............................     1,167,437              -              -           1,167,437
                                            ----------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE        $    18,169,632    $    25,696    $   122,198       $  18,073,130
                                            ================================================================

December 31, 1995
-----------------
SECURITIES AVAILABLE FOR SALE:
Mortgage-backed securities.................$    15,709,878    $   101,913    $    31,575       $  15,780,216
Other debt security.........................       107,987          4,225              -             112,212
U.S. Treasuries obligations.................     1,994,908         39,466              -           2,034,374
                                            ----------------------------------------------------------------
TOTAL DEBT SECURITIES AVAILABLE FOR SALE        17,812,773        145,604         31,575          17,926,802
Other securities............................     1,022,900              -              -           1,022,900
                                            ----------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE        $    18,835,673    $   145,604    $    31,575       $  18,949,702
                                            ================================================================

The carrying value of mortgage-backed securities consist of the following:

                                                                                                 December 31,
                                                                                             1996             1995
                                                                                    ------------------------------
Certificates of participation in pools of:
     Residential mortgages issued by FNMA and FHLMC...............................  $   3,505,923    $    6,336,580
     Residential mortgages guaranteed by GNMA.....................................      2,784,333         3,380,085
Collateralized mortgage obligations:
     Issued by FNMA and FHLMC.....................................................      8,561,716         6,063,551
                                                                                    -------------------------------
                                                                                    $  14,851,972        15,780,216
                                                                                    ===============================

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                   Amortized           Estimated
                                                                                     Cost              Fair Value
                                                                               ------------------------------------
SECURITIES AVAILABLE FOR SALE:
Within one year................................................................$      708,740        $      707,752
Due after 1 year through 5 years................................................    4,515,409             4,523,419
Due after 5 years through 10 years..............................................    3,862,050             3,837,265
Due after 10 years..............................................................    7,915,996             7,837,257
Other securities................................................................    1,167,437             1,167,437
                                                                                -----------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE............................................$   18,169,632        $   18,073,130
                                                                                ===================================

Proceeds from sales of securities classified as available for sale during 1996 and 1995 were $11,313,757 and $5,439,677 respectively. Gross gains of $52,703 and $8,922 respectively were realized on those sales. Gross losses of $7,156 and $28,431 were realized on those sales. At December 31, 1996 and 1995, securities with a carrying amount of $888,575 and $270,000 were pledged as collateral for public funds or other obligations.

During 1995, the Company sold a mortgage-backed security classified as held to maturity for asset/liability purposes. As a result, all remaining held to maturity securities were transferred to the available for sale portfolio. Proceeds from this sale totaled $2,022,223 resulting in a gross gain of $34,432. The amortized cost of the remaining held to maturity portfolio transferred to available for sale was $5,734,526. The unrealized loss on these securities was $72,148 on the date of transfer.

At December 31, 1996, there were no holdings of any one issuer, other than the U.S. Government or its agencies and corporations, in an amount greater than 10% of shareholders' equity.

NOTE D -
LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others, which are not included on the balance sheet, was $11,528,000 and $12,353,000 at December 31, 1996 and 1995. The balance of loans serviced for others related to servicing rights that have been capitalized was $8,876,000 and $6,411,000. The remaining balance of loans serviced for others also have servicing rights associated with them; however, these servicing rights arose prior to adoption of SFAS No. 122, and accordingly, have not been capitalized on the balance sheet.

The carrying value and fair value of capitalized loan servicing rights was $89,000 and $72,000 as of December 31, 1996 and 1995.

NOTE E
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ending December 31, 1996 and 1995 were as follows:

                                                                                             1996           1995
                                                                                        --------------------------
     Balance at beginning of year.....................................................  $  739,062      $  618,788
     Charge-offs......................................................................    (126,326)        (66,011)
     Recoveries.......................................................................      40,069          86,285
     Provision for loan losses........................................................     185,000         100,000
                                                                                        --------------------------
     Balance at end of year...........................................................  $  837,805      $  739,062
                                                                                        ==========================

The balance of impaired loans was $275,483 and $48,244 at December 31, 1996 and 1995, respectively, with $43,987 and $7,237 of the allowance for loan losses allocated to them, respectively for 1996 and 1995, although the entire allowance remains available for charge-offs of any loan.

The average balance of impaired loans was $171,200 for 1996 and $68,100 for 1995. No interest income was recognized on impaired loans.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Total loans on nonaccrual status at December 31, 1996 and 1995 were $275,483 and $184,202, respectively. Impaired loans at December 31, 1996 and 1995 were also on nonaccrual status.

NOTE F -
LOANS TO RELATED PARTIES

The Company has granted loans to officers and directors of the Company and to their associates. A summary of aggregate related party loan activity, for loans totaling $60,000 or more to any one related party for 1996, is as follows:

     Balance, January 1, 1996.........................................$ 2,018,576
     New loans.........................................................   524,415
     Repayments........................................................  (582,985)
     Other due to officer or director changes..........................  (365,739)
                                                                      -----------
     Balance, December 31, 1996.......................................$ 1,594,267
                                                                      ===========

NOTE G -
DEPOSITS

At December 31, 1996 and 1995, the Bank had customer certificates of deposit in denominations of $100,000 or more aggregating $9,991,000 and $9,762,000, respectively. Interest on certificates of deposit in denominations of $100,000 or more during 1996 and 1995 totaled $552,000 and $463,000, respectively. Included in certificates of deposit, the Bank had IRA accounts of $100,000 or more aggregating $1,663,000 and $1,211,000 at December 31, 1996 and 1995,
respectively.

At year end 1996, stated maturities of time deposits were as follows:

                           1997                                          $    22,948,566
                           1998                                                7,740,417
                           1999                                                2,903,417
                           2000                                                  315,501
                           2001                                                1,528,808
                           Thereafter                                             54,781
                                                                          --------------
                                                                         $    35,491,490
                                                                          ==============

NOTE H -
BORROWINGS

At December 31, 1996, the Bank has a line of credit available enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank (FHLB). There was $5,300,000 outstanding as of December 31, 1996 and $5,150,000 outstanding as of December 31, 1995 from the FHLB. Of the total outstanding, there were $1,300,000 in short-term advances with original maturities of less than 90 days and $4,000,000 in long-term advances. $1,000,000, $2,000,000 and $1,000,000 are due to mature respectively in 1997, 1998 and 1999. The average borrowing rate for outstanding advances was approximately 5.87% at December 31, 1996 and 6.26% at December 31, 1995. Average outstanding balances during 1996 and 1995 were $5,535,000 and $4,236,000 respectively with approximate weighted average rates of 5.80% and 6.24%, respectively. Additional borrowings were obtained from repurchase agreements in 1995. The average outstanding balance during 1995 was $2,085,000 with an approximate weighted average rate of 6.01%. There were no repurchase agreements entered into during 1996. At December 31, 1995, $500,000 was borrowed from a correspondent bank. The maximum amount of short-term borrowings at any month end was $9,100,000 during 1996 and $10,362,000 during 1995. Advances under the FHLB agreement are collateralized by a blanket pledge of the Company's residential mortgage loan portfolio and the Company's FHLB stock.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE I -
REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                      Capital to risk-
                                                       weighted assets
                                                      ----------------                    Tier 1 capital
                                                 Total                Tier 1             to average assets
                                                 -----                ------             -----------------

     Well capitalized                             10%                   6%                      5%
     Adequately capitalized                       8%                    4%                      4%
     Undercapitalized                             6%                    3%                      3%

At year end, consolidated and Bank actual capital levels (in millions) and minimum required levels were:

                                                                                         Minimum Required
                                                                                            To be Well
                                                                   Minimum Required      Capitalized Under
                                                                      For Capital        Prompt Corrective
                                                    Actual         Adequacy Purposes    Action Regulations
                                                    ------         -----------------    ------------------
                                                Amount    Ratio     Amount     Ratio     Amount       Ratio
                                                ------    -----     ------     -----     ------       -----

1996
----
Total capital (to risk weighted assets)
     Consolidated                               $ 8.0     14.1%     $ 4.5      8.0%     $  5.7     10.0%
     Bank                                       $ 7.7     13.6%     $ 4.5      8.0%     $  5.7     10.0%
Tier 1 capital (to risk weighted assets)
     Consolidated                               $ 7.3     12.8%     $ 2.3      4.0%     $  3.4      6.0%
     Bank                                       $ 5.9     10.4%     $ 2.3      4.0%     $  3.4      6.0%
Tier 1 capital (to average assets)
     Consolidated                               $ 7.3      9.4%     $ 3.1      4.0%     $  3.9      5.0%
     Bank                                       $ 5.9      7.5%     $ 3.1      4.0%     $  3.9      5.0%
1995
----
Total capital (to risk weighted assets)
     Consolidated                               $ 7.3     14.7%     $ 4.0      8.0%     $  5.0     10.0%
     Bank                                       $ 7.3     14.6%     $ 4.0      8.0%     $  5.0     10.0%
Tier 1 capital (to risk weighted assets)
     Consolidated                               $ 6.6     13.2%     $ 2.0      4.0%     $  3.0      6.0%
     Bank                                       $ 6.5     13.1%     $ 2.0      4.0%     $  3.0      6.0%
Tier 1 capital (to average assets)
     Consolidated                               $ 6.6      9.8%     $ 2.7      4.0%     $  3.4      5.0%
     Bank                                       $ 6.5      9.7%     $ 2.7      4.0%     $  3.4      5.0%

The Company and Bank at December 31, 1996 and 1995 were categorized as well capitalized.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE J -
COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease for an office and financial service center located in Akron, Ohio, with a limited partnership. Two members of the Board of Directors serve as partners of the lessor organization. The agreement provides for lease payments of $108,216 per year over a five-year term beginning January 2, 1996. The lease contains options for four additional terms of five years each. In 1995, the Bank entered into a five year lease agreement for a financial service center in Hudson, Ohio. The lease agreement provides for lease payments of $19,308 per year. The lease includes the option to renew for five years.

The Bank also leases certain of its equipment under operating leases. Rental expense from all operating leases totaled $134,330 and $107,133 for the years ended December 31, 1996 and 1995, respectively.

Minimum future lease payments are as follows:

     Year ending December 31
     -----------------------
                  1997....................................  $ 134,544
                  1998....................................    128,694
                  1999....................................    127,524
                  2000....................................    122,697
                                                            $ 513,359
                                                             ========

 NOTE K -
 INCOME TAXES

 The provision for income taxes consists of the following components:

                                                                  1996          1995
                                                                  ----          ----

Current tax expense .....................................$    490,033     $  238,443
Deferred tax expense (benefit) ..........................     (85,033)        38,807
                                                           -------------------------

Total provision for income taxes.........................$    405,000     $  277,250
                                                           =========================

The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:

                                                                                                1996           1995
                                                                                                -------------------
Items giving rise to deferred tax assets:
     Allowance for loan losses..........................................................$    255,041     $  214,455
     Securities equity valuation account................................................      32,200             --
     Deferred compensation..............................................................      43,135             --
     Other..............................................................................      31,079         26,597

Items giving rise to deferred tax liabilities:
     Depreciation.......................................................................     (37,569)       (54,825)
     FHLB stock dividends...............................................................     (65,858)       (40,927)
     Mortgage servicing rights..........................................................     (30,365)       (24,402)
     Securities equity valuation account................................................          --        (17,859)
     Other..............................................................................      (3,293)       (13,761)
                                                                                          -------------------------
Net deferred tax assets.................................................................$    224,370        $89,278
                                                                                          =========================

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

                                                                                                1996          1995
                                                                                                ----          ----

Statutory federal income tax rate.....................................................          34.0%        34.0%
Tax exempt income.....................................................................             -         (4.0)
Tax credit ...........................................................................          (2.2)           -
Other.................................................................................           1.8         (1.0)
                                                                                          ------------------------

Effective federal income tax rate.....................................................          33.6%        29.0%
                                                                                          ========================

As of December 31, 1996, the Company has $185,700 of tax credits from an investment in a low income housing project available to offset taxable income through 2005.

NOTE L -
STOCK INCENTIVE PLAN

Under the plan, options have been granted to key personnel for terms up to 10 years at not less than fair market value of the shares at the dates of grant, and the amount first exercisable in a particular calendar year may not exceed $100,000 for any one person. At December 31, 1996, there are no shares of the Company's common stock available for future grants in connection with the stock incentive plan.

Information about options granted is as follows:

                                                                1996                             1995
                                                    ----------------------------     -----------------------------
                                                                    Weighted                         Weighted
                                                     Number of      Average           Number of      Average
                                                      Options    Exercise Price        Options    Exercise Price
                                                    --------------------------------------------------------------
Options outstanding January 1                         21,450     $   26.80             21,450      $   26.80
Options granted                                        1,950         35.79
Options forfeited                                       (250)        27.00
                                                     -------                           ------
Options outstanding December 31                       23,150         27.55             21,450          26.80
                                                      ======                           ======

Options exercisable                                   16,960     $   26.06             14,920      $   25.71

No options were exercised in 1996 or 1995.

The Company authorized and granted 3,600 shares of restricted stock (RSA) to an executive officer of the Company as of August 15, 1996 at the market value of the Company's common shares on that date. Restrictions on 800 RSA shares lapsed at the date of grant. The remaining RSA restrictions lapse over a two year period ending August 15, 1998. Compensation expense related to the RSA was $48,408.

As of December 31, 1996, 8,500 stock appreciation rights (SARs) are outstanding and fully vested. The SARs were issued at a grant price of $33.25 per share. In 1996, 1,500 SARs terminated unexercised pursuant to the provisions of the plan. Compensation expense related to the SARs was $57,375 in 1996. No compensation expense was recognized in 1995.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE M -
FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value of the Company's financial instruments and the related carrying values at December 31, 1996.

                                                            DECEMBER 31, 1996               DECEMBER 31, 1995
                                                       CARRYING       ESTIMATED        CARRYING         ESTIMATED
                                                         AMOUNT      FAIR VALUE          AMOUNT         FAIR VALUE
                                                    --------------------------------------------------------------

Cash and equivalents............................... $  2,111,588     $ 2,111,588    $   3,432,431    $    3,432,431
Securities.........................................   18,073,130      18,073,130       18,949,702        18,949,702
Mortgage loans originated and held for sale........    3,527,817       3,527,817        1,768,019         1,805,092
Loans, net of allowance for loan losses............   55,177,493      53,874,505       48,576,954        47,796,000
Accrued interest receivable........................      486,023         486,023          480,115           480,115
Mortgage servicing rights..........................       89,308          89,308           71,772            71,772
Demand and savings deposits........................  (32,270,435)    (32,270,435)     (30,058,531)      (30,058,531)
Time deposits......................................  (35,491,490)    (35,597,321)     (31,538,232)      (31,722,000)
Borrowings.........................................   (5,300,000)     (5,273,000)      (5,650,000)       (5,674,000)
Accrued interest payable...........................     (243,687)       (243,687)        (293,774)         (293,774)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1996. The estimated fair value for cash and cash equivalents is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value of mortgage loans originated and held for sale is the commitment price for the loans. Carrying value is considered to approximate fair value for loans that contractually reprice at intervals of less than six months, for short-term borrowings, and for deposit liabilities subject to immediate withdrawal. The fair values of fixed-rate loans, loans that reprice less frequently than each six months and time deposits are approximated by a discount rate value technique utilizing estimated market interest rates as of December 31, 1996. The estimated fair value for accrued interest receivable, mortgage servicing rights and accrued interest payable is considered to approximate cost. The fair values of unrecorded commitments at December 31, 1996 are not material.

While these estimates are based on management's judgment of the appropriate valuation factors, there is no assurance that were the Company to have liquidated such items the estimated fair values would necessarily have been realized. The estimated fair values should not be considered to apply at subsequent dates.

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures. These would include, among others, such items as property and equipment, financing leases, and the intangible value of the Company's customer base and profit potential.

NOTE N -
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit or interest rate risk in excess of the amounts recognized in the balance sheets.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Traditionally, standby letters of credit expire unfunded.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g. securities, receivables, inventory and equipment) is obtained based on management's credit assessment of the customer. The total commitment amounts do not necessarily represent future cash disbursements, since many of the commitments expire without being drawn upon. A summary of these commitments and contingent liabilities follows:

                                                                              DECEMBER 31,
                                                                           1996              1995
                                                                           ----              ----

Commitments to extend credit....................................$     9,354,000   $    10,046,000
Credit card arrangements........................................      1,904,000         1,473,000
Standby letters of credit.......................................        537,500           148,000

NOTE O -
PROFIT SHARING AND SAVINGS PLAN

The Company provides a profit sharing and savings plan which covers substantially all employees after completing one year of service. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Company may make discretionary contributions. Employee elective deferrals are 100% vested when made. Company discretionary contributions are 100% vested after five years. The Company made discretionary contributions of $27,700 for 1996 and $30,000 for 1995.

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE P -
SUMMIT BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION
BALANCE SHEETS

                                                                                                DECEMBER 31
ASSETS                                                                                   1996              1995
                                                                                      ----------------------------
Cash and cash equivalents...........................................................$    232,669       $    20,523
Investment in subsidiaries..........................................................   5,831,673         6,598,491
Loan to subsidiary..................................................................   1,125,000                --
Other assets........................................................................      43,629            35,785
         TOTAL ASSETS...............................................................$  7,232,971       $ 6,654,799
                                                                                      ============================
LIABILITIES
Accrued expenses....................................................................$     24,588       $        --
SHAREHOLDERS' EQUITY
Common stock........................................................................   6,138,895         6,125,647
Unearned restricted stock awards....................................................    (100,800)               --
Treasury stock......................................................................    (574,724)         (512,532)
Retained earnings...................................................................   1,807,517         1,007,016
Securities equity valuation account.................................................     (62,505)           34,668
                                                                                      ----------------------------
         TOTAL SHAREHOLDERS' EQUITY.................................................   7,208,383         6,654,799
                                                                                      ----------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................$  7,232,971       $ 6,654,799
                                                                                      ============================

STATEMENTS OF OPERATIONS For the Years Ended December 31, 1996 and 1995

                                                                                         1996              1995
                                                                                      ----------------------------
Dividends from subsidiary bank......................................................$  1,550,000               --
NONINTEREST EXPENSE
Amortization........................................................................          --       $   43,489
Professional services...............................................................      29,126            6,318
Other operating costs...............................................................      27,622           20,179
         TOTAL NONINTEREST EXPENSE..................................................      56,748           69,986
                                                                                      ---------------------------
Income (loss) before income taxes and equity in undistributed income of Bank .......   1,493,252          (69,986)
Income tax benefit..................................................................       8,000            8,000
Income (loss) before equity in undistributed income of the Bank                        1,501,252          (61,986)
(Distributions in excess of earnings) equity in undistributed income of the Bank ...    (700,751)         741,779
                                                                                      ---------------------------
NET INCOME..........................................................................$    800,501       $  679,793
                                                                                      ===========================

STATEMENTS OF CASH FLOWS For the Years Ended December 31, 1996 and 1995

                                                                                          1996             1995
                                                                                      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income.................................................................$    800,501       $  679,793
         Adjustments to reconcile net income to net cash  from operating activities:
         Equity in undistributed income.............................................     700,751         (741,779)
         Amortization...............................................................          --           43,489
         Change in other assets and liabilities.....................................      14,438           (8,001)
                                                                                      ---------------------------
Net cash from operating activities..................................................   1,515,690          (26,498)
CASH FLOW FROM INVESTING ACTIVITIES:
         Loan to subsidiary.........................................................  (1,125,000)              --
CASH FLOW FROM FINANCING ACTIVITIES:
         Purchase of treasury stock.................................................    (216,205)        (443,972)
         Proceeds from the sale of treasury stock...................................      37,661           29,974
                                                                                      ---------------------------
Net cash used by financing activities...............................................    (178,544)        (413,998)
                                                                                      ---------------------------
Net decrease in cash and cash equivalents...........................................     212,146         (440,496)
Cash and cash equivalents at the beginning of the year..............................      20,523          461,019
                                                                                      ---------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR....................................$    232,669       $   20,523
                                                                                      ===========================

SUMMIT BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE Q -
PROPOSED AFFILIATION

The Company entered into an Agreement of Affiliation and Plan of Merger with FirstFederal Financial Services Corp of Wooster, Ohio (FirstFederal) on December 30, 1996. Under the terms of the agreement, FirstFederal will exchange 1.87 shares of its common stock for each share of the Company's stock. Based on the average of FirstFederal's closing bid and ask price of $39.375 on December 30, 1996, the transaction would be valued at approximately $17.3 million. The merger, which will be accounted for as a pooling of interests, is expected to be consummated during the third quarter of 1997, pending Summit Bancorp shareholder approval, regulatory approval and other customary conditions of closing. The transaction is expected to be a tax-free reorganization for federal income tax purposes.

McDonald and Company Securities, Inc. is serving as the Company's financial advisor in connection with this transaction.

Under the Merger Agreement, Summit has agreed to pay FirstFederal a fee of $750,000 in the event the merger is not consummated and certain events occur.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Summit Bancorp
Akron, Ohio

We have audited the accompanying consolidated balance sheets of Summit Bancorp as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancorp as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              Crowe, Chizek and Company LLP

Columbus, Ohio
February 7, 1997

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Part III
--------

Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

DIRECTORS:
                                                                                     PRINCIPAL OCCUPATION FOR
NAME                      AGE          TERM OF OFFICE AS A DIRECTOR                        PAST FIVE YEARS
---------------------    -----  ----------------------------------------------   -----------------------------------

TERM EXPIRING IN 1997:
----------------------
Robert G. Andrews          57       Company Director since June 1991              President, Empire Corporation
                                    Bank Director since January 1991


W. Gary Diehl(3)           49       Company Director since June 1991              President, Adro, Inc.;
                                    Bank Director since January 1991              President, Vinyl Advantage Inc.



Nicholas T. George(1)      52       Company Director since June 1991              President, Nicholas T. George &
                                    Bank Director since January 1991              Associates



Philip P. Lutz, Jr.(1,2,3) 66       Company Director since July 1989              Retired
                                    Bank Director since January 1991


David C. Vernon(1)         56       Company Director since July 1989              Chairman of the Board, President and
                                    Bank Director since January 1991              CEO of the Company since November
                                    SBIC Director since July 1996                 1988 and of Summit Bank since its
                                                                                  inception in January 1991.


TERM EXPIRING IN 1998:
----------------------

Charles E. Conner(2,3)     45       Company Director since July 1989              CEO, Alcon Tool Company
                                    Bank Director since January 1991


John J. Olszeski           65       Company Director since June 1991              President, Hartville Foods, Inc.
                                    Bank Director since January 1991


Eva H. Poinar(1,2)         79       Company Director since June 1991              President, Curtis Steel & Supply, Inc.
                                    Bank Director since January 1991


Jerry F. Whitmer(1,2,3)    61       Company Director since July 1989              Principal, Brouse & McDowell
                                    Bank Director since January 1991              L.P.A.


Mr. Nicholas T. George is a director of Ravens Metal Products, Inc. No other director serves as a director of any publicly held company other than the Company.

There are (and there have been) no legal proceedings material to an evaluation of the ability of any director or executive officer of the Company to act in such capacity or of his or her integrity.

--------------------------------------------------------------------------------

1 Executive Committee Member
2 Compensation Committee Member
3 Audit Committee Member

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT CONT'D.
------------------------------------------------------------------

EXECUTIVE OFFICERS:
                                                                                PRINCIPAL OCCUPATION AND
NAME                     AGE         POSITIONS                                    EMPLOYMENT HISTORY
----                     ---         ---------                                  ------------------------
Keith D. Anderson        41          Bank Senior Credit Officer since May       National City Bank, 1990-1993 Credit
                                     1993                                       Officer



William R. Carlyon       42          Bank Vice President and Senior Loan        National City Bank, Asst. Vice
                                     Officer since May 1993                     President, Commercial Loans, February
                                                                                1986 - August 1992


Deborah L. Jacob         42          Bank Senior Vice President since           Bank Senior Vice President since
                                     September 1995 and Company Secretary       September 1995, Bank Vice President,
                                     since May 1989                             May 1989-September 1995



Raymond J. Kline         39          Hudson Community Executive since           Fifth Third Bank, Officer, Stow Retail
                                     August 1996                                Center, September 1987-July 1996



Paul A. Manghillis       43          Bank Vice President since May 1993         Society National Bank, Vice President,
                                                                                Commercial Banking, March 1990 -
                                                                                May 1993

Charles P. Murphy        43          Bank Comptroller since November 1990       Bank Comptroller since November
                                                                                1990, CPA since 1983

Jon W. Park              35          Bank Vice President and Chief Financial    Ernst & Young LLP, 1984-1996,
                                     Officer since December 1995                CPA since 1984



Della E. Porter          32          Bank Vice President since September 1996   Key Bank, Assistant Vice President,
                                                                                Commercial Banking, April 1993-
                                                                                August 1996


David C. Ray             50          Bank Vice President, Mortgage Lending      NVR Inc., Mortgage Banker,
                                     since September 1996                       September 1988-July 1996



Donald G. Schwarber      53          Bank Vice President, Mortgage Lending      Mortgage Loan Officer and Vice
                                     since October 1991                         President, Union National Mortgage
                                                                                Company, March 1980 - October 1991



David C. Vernon          56          Chairman of the Board, President and       Chairman of the Board, President and
                                     Chief Executive Officer of the Company     Chief Executive Officer of the Company
                                     since November 1988 and the Bank since     and Bank since inception
                                     inception

Item 10. Executive Compensation
-------------------------------

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation
                                                                                    Long Term Compensation
                                                                       ----------------------------------------------
                                                                                Awards                   Payouts
--------------------- -------- ---------- ----------  ---------------  ----------- ------------------ --------------- -------------
                                                                                       Securities
                                                                                       Underlying       Long Term
                                                                       Restricted     Options/Stock     Incentive
 Name and Principal                                    Other Annual      Stock        Appreciation     Plan Payouts      All Other
      Position          Year     Salary     Bonus      Compensation     Awards(2)      Rights (#)                      Compensation
--------------------- -------- ---------- ----------  ---------------  ----------- ------------------ --------------- -------------
David C. Vernon         1996     $108,000   $ 13,978         $26,323(1)   $28,800     50 Options                $0     $  4,485(3)
Chairman of the                                                                                                        $ 22,921(4)
Board, President and                                                                                                   $  3,206(5)
Chief Executive
Officer                 1995     $108,000   $ 25,000                           --     5,000 SARs                $0     $  5,142(3)
                                                                                                                       $ 19,951(4)
                                                                                                                       $  3,206(5)

                        1994     $ 96,000   $ 10,000                           --  2,000 Options                $0     $  4,123(3)
                                                                                                                       $  8,296(4)
                                                                                                                       $  3,206(5)
--------------------- -------- ---------- ----------  ---------------  ----------- ------------------ --------------- -------------
Donald G. Schwarber     1996     $108,000   $102,216              --           --             --                --     $  4,485(3)
Vice President,         1995     $108,000   $ 41,854              --           --             --                --     $  2,893(3)
Mortgage Lending        1994     $108,000   $ 31,398              --           --             --                --     $  5,759(3)
-----------------------------------------------------------------------------------------------------------------------------------

--------

     1 The total includes a $25,323 reimbursement for the payment of taxes.

     2 The 3,600 shares of restricted stock (RSA) were granted as of August 15, 1996 at the market value of the Company's common shares on that date (valued at $129,600 in aggregate on date of grant). Restrictions on 800 RSA shares lapsed at the date of grant. Of the remaining 2,800 RSA shares, restrictions on 1,200 shares lapse on August 15, 1997 and restrictions on 1,600 shares lapse on August 15, 1998. Restrictions lapse immediately in the event of a change in control in the Company.

     3 Represents employer 401(k) Plan matching contributions.

     4 Represents amounts earned, but not paid, related to Mr. Vernon's salary continuation agreement.

     5 Represents payments under a life insurance arrangement.

                                       34

                OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 1996

------------------------------------------------------------------------------------------------------------------------------------
                                  Number of Securities Underlying      % of Total Options/Stock
                                 Options/Stock Appreciation Rights  Appreciation Rights Granted to
            Name                           Granted (#)                    Employees in 1996         Exercise Price  Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
David C. Vernon
Chairman of the Board, President
and Chief Executive Officer                 50 Options                           3.2%                    $35.00          4/11/06
------------------------------------------------------------------------------------------------------------------------------------

       AGGREGATED OPTIONS/STOCK APPRECIATION RIGHTS EXERCISED IN 1996 AND
          FISCAL YEAR-END 1996 OPTIONS/STOCK APPRECIATION RIGHTS VALUES

------------------------------------------------------------------------------------------------------------------------------------
                                           Number of Securities Underlying Unexercised        Value of Unexercised In-The-Money
                                           Options/Stock Appreciation Rights at Fiscal   Options/Stock Appreciation Rights at Fiscal
                                                          Year-End 1996 (#)                             Year-End 1996
                                           -----------------------------------------------------------------------------------------
               Name                                  Exercisable/Unexercisable                  Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
David C. Vernon                               10,800 Options     1,250 Options                   $157,900     $12,100
Chairman of the Board, President and Chief     5,000 SARs                                        $ 33,750
Executive Officer
------------------------------------------------------------------------------------------------------------------------------------


     NOTE: THERE WERE NO STOCK OPTIONS OR STOCK APPRECIATION RIGHTS EXERCISED IN 1996

EMPLOYMENT AGREEMENT

The Company has entered into an employment agreement and a salary continuation agreement with Mr. Vernon, covering his service as an executive officer of the Company and the Bank pursuant to which Mr. Vernon receives a salary of $108,000 per annum subject to such bonuses and increases, if any, as may be determined in the discretion of the Board of Directors of the Company.

The salary continuation agreement provides for annual payments of $39,962 over a fifteen-year period to either Mr. Vernon or his estate upon the occurrence of his normal retirement at age sixty-five, disability, death, or in the event Summit Bank, or Summit Bancorp, experiences a change in control. In addition, should Mr. Vernon retire before age sixty-five, he shall receive the vested portion of the above annual payment over a fifteen-year period. Such payment vests at the rate of $3,074 per year of active employment over a thirteen year period which commenced July 15, 1994.

TERMINATION AGREEMENT

On August 15, 1996 the Board of Directors adopted and entered into a Termination Agreement (the Agreement) with the Chief Executive Officer (CEO).

The Board of Directors approved and adopted this Agreement to assure the present and future continuity of executive management and as an inducement for the CEO to remain in the employment of the Company and the Bank should a change of control occur.

The Termination Agreement provides that upon termination of employment, as defined in the Agreement, within two years following a change of control, unless the CEO is terminated for good cause as defined in the Agreement, he will be entitled to severance compensation.

In the event of the termination of the CEO's employment as described above, he shall be entitled to receive either a lump sum cash payment equal to two years of compensation (base salary plus incentive) or upon his election, two years of compensation (base salary plus incentive) payable in equal monthly payments, in cash, without interest.

Following the termination of the CEO's employment, the Company shall continue his coverage in the Bank's health and life insurance plans, and at the same levels that had been provided immediately prior to his termination of employment, for a period of two years.

Payments made to the CEO under the terms of the Agreement shall be included within the definition of compensation for all qualified and non-qualified retirement plans of the Company or the Bank.

In the event of the termination of employment of the CEO as defined in the Agreement, he shall be entitled to one year of out-placement services following termination of employment. All costs of such services shall be paid for by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

              NAME              SHARES BENEFICIALLY OWNED               PERCENT
------------------------        -------------------------            -------------
DIRECTORS:
----------

Robert G. Andrews                       8,751                             3.72%
Akron, Ohio


Charles E. Conner                      10,000                             4.25%
Akron, Ohio


W. Gary Diehl                           4,400                             1.87%
Akron, Ohio


Nicholas T. George                      2,020                              .86%
Akron, Ohio


Philip P. Lutz, Jr.                     2,600                             1.11%
Hudson, Ohio


John J. Olszeski                        1,334                              .57%
Hartville, Ohio


Eva H. Poinar                           6,261                             2.66%
Akron, Ohio


David C. Vernon                        20,755(1)                          8.44%(1)
Akron, Ohio


Jerry F. Whitmer                        2,000                              .85%
Akron, OH


OTHER EXECUTIVE OFFICER:
------------------------

Donald G. Schwarber                       250                              .10%

ALL DIRECTORS AND EXECUTIVE
---------------------------
OFFICERS OF THE COMPANY AND
---------------------------
SUMMIT BANCORP AS A GROUP
-------------------------
(13 PERSONS):                          62,671(2)                         25.15%(2)
------------

Except as disclosed in the table above, no other beneficial owner is known to management as a holder of five percent (5%) or more of the total shares issued and outstanding on March 12, 1997.
-----------------------------------------------------

1 Includes 10,800 stock options which are exercisable within 60 days.

2 Includes 15,680 stock options which are exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Summit Bank leases space at 2680 West Market Street from Summit Properties Limited Partnership. The partners include David C. Vernon, Chairman of the Board, President and Chief Executive Officer of the Company and Summit Bank, and Philip P. Lutz, Jr., each of whom is a director of the Company and Summit Bank. The annual lease rate paid by the Bank is $16.10 per square foot. The Company believes the annual lease rate paid by the Company is consistent with other lease arrangements in the area.

Jerry F. Whitmer is a director of the Company and a director of Summit Bank and is a shareholder in the law firm of Brouse & McDowell, a legal professional association which provides legal counsel to the Company and Summit Bank.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)(1) Financial Statements
       --------------------


                                                                    Page
                                                                    ----


         Independent Auditors' Report                                31

         Consolidated Balance Sheets                                 14

         Consolidated Statements of Income                           15

         Consolidated Statements of Shareholders' Equity             16

         Consolidated Statements of Cash Flows                       17

         Notes to Consolidated Financial Statements                  18

    (2) Financial Statement Schedules
        -----------------------------

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) Exhibits
        --------

         (2) Agreement of Affiliation and Plan of Merger dated as of December 30, 1996 between the Company FirstFederal Financial Services Corp (filed herewith)

         (3)(i) Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-29708)

         (3)(ii) Amended and Restated Code of Regulations of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-29708)

         (4)(a) Form of Shares Certificate (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-29708)

         (4)(b) Rights of Shareholders (included in Exhibit (3) (a) (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-29708)

         (10)(b) Summit Bancorp 1989 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-29708)

         (10)(c) Employment Agreement dated as of January 1, 1995 between the Bank and David C. Vernon (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         (10)(d) Salary Continuation Agreement dated as of July 15, 1993 between the Bank and David C. Vernon (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         (10)(e) Restricted Stock Award Agreement dated as of August 15, 1996 between the Company and David C. Vernon (filed herewith)

         (13) The Annual Report of the Company for the year ended December 31, 1996 is incorporated by reference into the text of Form 10-KSB

         (21)     Subsidiaries of the Registrant (filed herewith)

         (23)     Consent of Crowe Chizek and Company LLP (filed herewith)

         (27)     Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SUMMIT BANCORP                                 SUMMIT BANCORP

  By: /s/ David C. Vernon                      By: /s/ Jon W. Park
     -------------------------------------        ------------------------------
      David C. Vernon                              Jon W. Park
      Chairman of the Board, President and         Vice President and Chief
      Chief Executive Officer                      Financial Officer

Dated:    March 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 13th day of March 1997 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated:

/s/ David C. Vernon                      /s/ Eva H. Poinar
-------------------------------------    -------------------------------------
David C. Vernon                          Eva H. Poinar
Chairman of the Board, President and     Director
Chief Executive Officer
                                         /s/ W. Gary Diehl
/s/ Jerry F. Whitmer                     -------------------------------------
-------------------------------------    W. Gary Diehl
Jerry F. Whitmer                         Director
Director
                                         /s/ Nicholar T. George
/s/ Charles E. Conner                    -------------------------------------
-------------------------------------    Nicholas T. George
Charles E. Conner                        Director
Director
                                         /s/ John J. Olszeski
/s/ Philip P. Lutz, Jr.                  -------------------------------------
-------------------------------------    John J. Olszeski
Philip P. Lutz, Jr.                      Director
Director

/s/ Robert G. Andrews
-------------------------------------
Robert G. Andrews
Director

SHAREHOLDER INFORMATION
-----------------------


MARKET MAKERS

The shares of Summit Bancorp are publicly traded under the symbol SBCP. The following companies are market makers for Summit Bancorp:

The Ohio Company, Columbus, Ohio
Sweney Cartwright & Company, Columbus, Ohio
McDonald & Company Securities, Cleveland, Ohio

INVESTOR RELATIONS

Information requests should be directed to Jon W.
Park, Vice President and Chief Financial Officer

TRANSFER AGENT AND REGISTRAR

State Street Bank and Trust Company
225 Franklin Street
Boston, Massachusetts  02110

SUMMIT BANCORP

2680 West Market Street, Akron, Ohio  44333
(330) 864-8080, (330) 864-1298 - Fax

SUMMIT BANK

2680 West Market Street, Akron, Ohio 44333
(330) 864-8080, (330) 864-1298 - Fax

SUMMIT BANC INVESTMENTS
CORPORATION

2680 West Market Street, Akron, Ohio 44333
(330) 864-8080, (330) 864-1298 - Fax

BOARD OF DIRECTORS                                        SUMMIT BANK ADVISORY BOARD
ROBERT G. ANDREWS,                                        HAMILTON S. AMER,
President, Empire Corporation                             President, A.J. Amer Agency, Inc.
CHARLES E. CONNER,                                        GARY L. AMOS
CEO, Alcon Tool Company                                   President, Amos Data Systems, Inc.
W. GARY DIEHL,                                            ORVILLE JONES, JR.,
President, Adro, Inc. and                                 President, Midland Commerce Group
President, Vinyl Advantage Inc.                           ROSE A.O. KLEIDON,
NICHOLAS T. GEORGE, ESQ.,                                 Vice President, Kleidon & Associates
President, Nicholas T. George & Associates                EDWARD J. METZGER,
PHILIP P. LUTZ, JR.,                                      Former President, Metzger Photo Supply Company
Retired Banker                                            RONALD C. MIDCAP, CPA,
JOHN J. OLSZESKI,                                         Midcap and Company
President, Hartville Foods, Inc.                          TIMOTHY M. NEWMAN, M.D.
EVA H. POINAR,                                            President, Rapid Response
President, Curtis Steel & Supply, Inc.                    J. JOSEPH PAYTON, D.O.,
DAVID C. VERNON,                                          Fairlawn Family Practice
Chairman of the Board, President and Chief Executive      DEBORAH M. PRINZ,
Officer Summit Bancorp and Summit Bank                    National Marketing Vice President,
JERRY F. WHITMER, ESQ.,                                   The Life Insurance Marketing Company
Brouse & McDowell, L.P.A.                                 ALBERT C. VAN KIRK,
                                                          President and CEO, King's Medical Company

SUMMIT BANK OFFICERS                                      SUMMIT BANK INVESTMENTS CORPORATION
                                                          ALAN W. SHALL,
DAVID C. VERNON,                                          Vice President
Chairman of the Board, President and Chief Executive
Officer
DEBORAH L. JACOB,
Senior Vice President
JON W. PARK,
Vice President and Chief Financial Officer
RAYMOND J. KLINE
Hudson Community Executive
WILLIAM R. CARLYON,
Vice President and Senior Loan Officer
PAUL A. MANGHILLIS,
Vice President
DELLA E. PORTER,
Vice President
DAVID C. RAY,
Vice President, Mortgage Loan
DONALD G. SCHWARBER,
Vice President, Mortgage Loan
KEITH D. ANDERSON,
Senior Credit Officer
CHARLES P. MURPHY,
Comptroller