Form 10QSB
period 1997-03-31
SUMMIT BANCORP /OH/
filed 1997-05-15
CIK 852803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

         As of May 9, 1997 there were outstanding 234,891 shares, without par value, of the Company's common stock.

            Transitional Small Business Disclosure Format (Check One)

                                Yes      No  X
                                    ---     ---

                       SUMMIT BANCORP AND SUBSIDIARIES

                                    Index

                                                            Page Number

PART I.  FINANCIAL INFORMATION

         ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

                    Consolidated Condensed Balance Sheets         3

                    Consolidated Statements
                             of Income                            4

                    Consolidated Statements
                             of Cash Flows                        5

                    Notes to Consolidated
                             Financial Statements                 6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                 9

PART II.  OTHER INFORMATION

         ITEMS 1. through 6.                                     13

         SIGNATURES                                              14

SUMMIT BANCORP

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                 MARCH 31,                 DECEMBER 31,
                                                                    1997                       1996
                                                              --------------------------------------------
ASSETS:
Cash and cash equivalents                                      $   2,242,207                $   2,111,588
Securities available-for-sale
  at fair market value                                            18,664,172                   18,073,130
Mortgage loans originated and held for sale                        2,399,900                    3,527,817
Loans:
  Commercial                                                      37,175,786                   35,336,334
  Residential mortgages                                           11,897,724                   12,575,904
  Installment                                                      1,488,418                    1,472,007
  Lines of credit                                                  6,454,300                    5,949,950
  Credit card receivables                                            630,615                      681,103
                                                               ------------------------------------------
                           Total loans                            57,646,843                   56,015,298
   Allowance for loan losses                                        (906,524)                    (837,805)
                                                               ------------------------------------------
                           Net loans                              56,740,319                   55,177,493
Premises and equipment
   Equipment and furniture                                           869,448                      869,448
   Leasehold improvements                                            565,639                      565,639
   Accumulated depreciation                                         (596,370)                    (551,689)
                                                               -------------------------------------------
                           Premises and equipment, net               838,717                      883,398
Accrued interest and other assets                                  1,661,481                    1,472,019
                                                               ------------------------------------------

                           TOTAL ASSETS                        $  82,546,796                $  81,245,445
                                                               ==========================================

LIABILITIES:
Deposits:
   Noninterest bearing demand                                  $   8,226,013                $   8,012,995
   Interest bearing demand                                         5,742,657                    5,528,169
   Savings                                                        18,378,375                   18,729,271
   Time                                                           34,713,755                   35,491,490
                                                               ------------------------------------------
                           Total deposits                         67,060,800                   67,761,925
Borrowings                                                         7,600,000                    5,300,000
Accrued interest payable and other liabilities                       805,118                      975,137
                                                               ------------------------------------------
                           TOTAL LIABILITIES                      75,465,918                   74,037,062

SHAREHOLDERS' EQUITY:
Common Stock, no par value,
  3,000,000 shares authorized,
  252,590 shares issued                                            6,138,895                    6,138,895
Retained earnings                                                  1,749,246                    1,807,517
Treasury Stock, at cost, 17,699 shares
  held at March 31, 1997 and 17,674 at
  December 31, 1996                                                 (576,349)                    (574,724)
Unearned restricted stock awards                                    (100,800)                    (100,800)
Securities equity valuation account                                 (130,114)                     (62,505)
                                                               ------------------------------------------
                           TOTAL SHAREHOLDERS' EQUITY              7,080,878                    7,208,383
                                                               ------------------------------------------
                           TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY                $  82,546,796                $  81,245,445
                                                               ==========================================


See notes to consolidated financial statements.

SUMMIT BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1997                 1996
                                                                ---------------        -------------
INTEREST INCOME:
Loans                                                          $   1,352,454             $ 1,187,347
Taxable securities                                                   280,617                 283,553
Tax exempt securities                                                 12,604                       -
Deposits with banks                                                    2,844                   3,990
                                                                ------------------------------------
     TOTAL INTEREST INCOME                                         1,648,519               1,474,890
                                                                ------------------------------------

INTEREST EXPENSE:

Deposits                                                             709,499                 623,545
Other borrowings                                                      86,561                  84,712
                                                                ------------------------------------
     TOTAL INTEREST EXPENSE                                          796,060                 708,257
                                                                ------------------------------------

     NET INTEREST INCOME                                             852,459                 766,633

Provision for loan losses                                             75,000                  30,000
                                                                ------------------------------------
     NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                              777,459                 736,633

NONINTEREST INCOME:
Origination fees on loans sold                                       136,964                 253,682
Customer service fees                                                 40,477                  36,964
Commissions                                                           41,476                  19,532
Net gain/(loss) on sales of securities                                  (860)                 32,313
Other income                                                          16,022                  15,797
                                                                ------------------------------------
     TOTAL NONINTEREST INCOME                                        234,079                 358,288
                                                                ------------------------------------

NONINTEREST EXPENSE:

Salaries and employee benefits                                       425,315                 426,901
Net occupancy expense                                                 55,594                  46,719
Depreciation and amortization                                         46,406                  49,016
Professional services                                                 39,743                  43,692
EDP and communications                                                87,297                  85,512
Ohio franchise tax                                                    23,629                  23,769
FDIC insurance                                                         1,693                     500
Other insurance                                                        9,431                   8,302
Merger related expenses                                              280,794                       -
Other operating costs                                                 98,919                  78,619
                                                                ------------------------------------
     TOTAL NONINTEREST EXPENSE                                     1,068,821                 763,030
                                                                ------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                    (57,283)                331,891
Federal income taxes                                                   1,000                 120,000
                                                                ------------------------------------

NET INCOME (LOSS)                                              $     (58,283)            $   211,891
                                                               =====================================
Earnings per common share
Primary (Note A)                                               $       (0.24)            $      0.90
                                                               =====================================

Fully diluted (Note A)                                         $       (0.24)            $      0.90
                                                               =====================================


See notes to consolidated financial statements.

SUMMIT BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              1997                         1996
                                                                         ------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                          $    (58,283)               $     211,891
     Adjustments to reconcile net income
     to net cash from operating activities:
        Provision for loan losses                                              75,000                       30,000
        Depreciation and amortization                                          46,406                       49,016
        Amortization of securities available for sale premiums, net            51,549                       40,954
        Securities net loss/(gain)                                                860                      (32,313)
        FHLB stock dividends received                                         (18,000)                     (20,900)
        Deferred income taxes                                                 (51,872)                      (2,280)
     Mortgage loans originated for sale                                    (5,353,595)                 (11,619,199)
     Proceeds from the sale of loan originations                            6,481,512                   12,310,867
     Changes in:
        Accrued interest receivable and other assets                          (92,932)                    (386,659)
        Accrued interest payable and other liabilities                       (170,019)                     325,728
                                                                         -----------------------------------------
NET CASH FROM OPERATING ACTIVITIES                                            910,626                      907,105

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of securities available for sale                            (3,659,369)                  (7,210,412)
     Proceeds from the sales of securities available for sale               1,877,780                    6,228,121
     Proceeds from maturities of securities available for sale              1,042,158                    1,121,892
     Net increase in loans                                                 (1,637,826)                  (2,569,868)
     Purchase of premises and equipment                                             -                     (188,463)
                                                                         -----------------------------------------
NET CASH FROM INVESTING ACTIVITIES                                         (2,377,257)                  (2,618,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in deposits                                                     (701,125)                    (550,857)
     Purchase of treasury stock                                               (29,315)                    (107,032)
     Proceeds from the sale of treasury stock                                  27,690                            -
     Long-term advances from FHLB                                           2,000,000                    1,000,000
     Repayment of long-term advances from FHLB                               (500,000)                           -
     Changes in short-term borrowings                                         800,000                      400,000
                                                                         -----------------------------------------
NET CASH FROM FINANCING ACTIVITIES                                          1,597,250                      742,111
                                                                         -----------------------------------------

Net change in cash and cash equivalents                                       130,619                     (969,514)
Cash and cash equivalents at the beginning of the period                    2,111,588                    3,432,431
                                                                         -----------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                       $  2,242,207                $   2,462,917
                                                                         =========================================


See notes to consolidated financial statements.

                         SUMMIT BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               For the Three Months Ended March 31, 1997 and 1996

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

The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Report of Independent Auditors included in Summit Bancorp's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Reference is made to the accounting policies of Summit Bancorp described in the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Summit Bancorp has consistently followed those policies in preparing this report. Certain items from 1996 have been reclassified to conform to the 1997 presentation.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per share: Primary earnings per share is based on the weighted average number of shares outstanding year-to-date and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Summit Bancorp's common stock. Fully diluted earnings per share reflects the additional dilution related to the stock options due to the use of the stock's market price at March 31, 1997. The primary and fully diluted weighted average shares outstanding for the quarter ended March 31, 1997 were 242,972 and 243,754, and for the quarter ended March 31, 1996 were 236,608 and 236,650.

The Company, through its subsidiary bank, grants residential, commercial, and consumer loans to customers located in Northern Ohio. Residential mortgage, commercial and all other loans comprise 21%, 64%, and 15% of total loans at March 31, 1997.

The Company in its normal course of business, makes commitments to extend credit which are not reflected in the financial statements. At March 31, 1997, unused credit lines amounted to approximately $11.4 million. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.

In management's opinion these commitments represent normal banking transactions, and no material losses are expected to result therefrom.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the FASB in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on Summit Bancorp's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing the primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation.

NOTE B - SECURITIES

The amortized cost and estimated fair values of securities are as follows:

                                                                 Gross         Gross
                                                Amortized   Unrealized    Unrealized        Estimated
                                                     Cost        Gains        Losses       Fair Value
                                             --------------------------------------------------------
MARCH 31, 1997
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                    $14,339,708      $ 3,284      $169,277      $14,173,715
Municipal securities                            1,320,936         --          25,490        1,295,446
Other debt security                                32,032         --           6,406           25,625
U.S. Treasuries obligations                     1,997,223        6,214          --          2,003,437
                                             --------------------------------------------------------
Total debt securities available for sale       17,689,898        9,498       201,173       17,498,223
Other securities                                1,168,393         --           2,444        1,165,949
                                             --------------------------------------------------------
Total securities available for sale           $18,858,291      $ 9,498      $203,617      $18,664,172
                                             ========================================================


DECEMBER 31, 1996
SECURITIES AVAILABLE FOR SALE:

Mortgage-backed securities                    $14,961,116      $ 4,233      $113,377      $14,851,972
Other debt security                                44,105         --           8,821           35,284
U.S. Treasuries obligations                     1,996,974       21,463          --          2,018,437
                                             --------------------------------------------------------
Total debt securities available for sale       17,002,195       25,696       122,198       16,905,693
Other securities                                1,167,437         --            --          1,167,437
                                             --------------------------------------------------------
Total securities available for sale           $18,169,632      $25,696      $122,198      $18,073,130
                                             ========================================================


During the first quarter of 1997, the Company sold two available for sale securities totaling $1,877,780. Gains on securities sold totaled $447 and losses totaled $1,307. Proceeds from these sales were reinvested in available for sale securities, consisting of mortgage backed securities and municipal securities. First quarter purchases totaled $3,659,369.

The amortized cost and estimated fair value of debt securities at March 31, 1997 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                          Amortized             Estimated
                                                                               Cost            Fair Value
                                                                     ------------------------------------
SECURITIES AVAILABLE FOR SALE:
Due within 1 year                                                    $      281,960        $      274,912
Due after 1 year through 5 years                                          4,412,654             4,407,807
Due after 5 years through 10 years                                        3,671,629             3,631,246
Due after 10 years                                                        9,323,655             9,184,258
Other securities                                                          1,168,393             1,165,949
                                                                     ------------------------------------

TOTAL SECURITIES AVAILABLE FOR SALE                                  $   18,858,291        $   18,664,172
                                                                     ====================================


NOTE C - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three month periods ending March 31, 1997 and 1996 were as follows:

                                                                           1997                  1996
                                                                     -----------------------------------
Balance at beginning of period                                       $     837,805         $     739,062
Charge-offs                                                                 (8,360)              (24,492)
Recoveries                                                                   2,079                23,960
Provision for loan losses                                                   75,000                30,000
                                                                     -----------------------------------
Balance at end of period                                             $     906,524         $     768,530
                                                                     ===================================


NOTE D - PROPOSED AFFILIATION

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

SOURCES AND USES OF FUNDS

           The Company functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The Company uses its funds primarily to support its lending activities. Year to date in 1997, total loans have increased $1.6 million to $57.6 million and represent 73% of earning assets. Commercial loans grew $1.8 million (a 5% increase), residential mortgages decreased $.7 million (5%) and other loans increased $.5 million (6%) when compared to December 31, 1996 balances.

           Securities, a major use of funds, increased $.6 million during the first quarter of 1997. Security purchases of $3.7 million were funded primarily by sales and maturities. The security portfolio of $18.7 million represents 24% of earning assets at March 31, 1997. The balance of mortgage loans originated and held for sale decreased $1.1 million from December 31, 1996. These loans are normally held less than 30 days before they are sold to private investors and FNMA. Loans originated for sale were $5.4 million during the first three months of 1997.

           As the primary source of funds, deposits have decreased $.7 million when compared to the December 31, 1996 balances. Demand deposits have grown $.2 million (3%) year to date when compared to December 31, 1996. Interest bearing deposits have decreased $.9 million (2%) year to date. The cost to acquire retail deposits compared to market indices, such as US Treasury rates, has increased over the past 12 months due to competitive pressures; consequently, the Company has chosen to increase its use of wholesale funds in 1997 to control the cost to fund earning assets. Wholesale funds represent 9.6% of the total funding at March 31, 1997 compared to 6.8% at December 31, 1996. The Company's cost to fund earning assets averaged 4.11% during the first three months of 1997 which is comparable to 4.01% for the same period for 1996.

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

           Securities available for sale are a primary source of liquidity. Projected cash flow from the securities portfolio between April 1, 1997 and March 31, 1998 is $4.7 million. Other types of assets, such as mortgages held for sale and maturing loans are sources of liquidity. Liquidity is further enhanced because of the significant aggregate amount of core deposits. Additionally, the Company has available lines of credit aggregating $11.2 million which enhance liquidity. Advances on these lines total $2.0 million at March 31, 1997.

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

           Federal Reserve Board regulations have also established a minimum leverage capital ratio of 3%. The leverage capital ratio is defined as Tier 1 capital to total average assets. The FDIC defines a well capitalized bank as exceeding Tier 1 capital of 6%, total risk-based capital of 10% and a leverage ratio of 5%. The table below illustrates the Company's subsidiary bank's regulatory capital ratios:

                                                                  March 31, 1997
(Thousands of dollars)                                            --------------

Tier 1 Capital                                                        $   5,794
Tier 2 Capital                                                            1,874
                                                                      ---------
           Total Qualifying Capital                                   $   7,668
                                                                      =========
Risk Adjusted Total Assets
 (including off-balance sheet exposures)                              $  59,779
                                                                      =========

Tier 1 Risk-Based Capital Ratio                                             10%
Total Risk-Based Capital Ratio                                              13%
Leverage Ratio                                                               7%


           The ability of the Company to pay dividends is dependent upon the Bank paying dividends to the Company. These payments by the Bank are restricted by the regulatory agencies. For the three months ended March 31, 1997, the Bank has not paid dividends to the Company. The Bank has accumulated earnings of $1.8 million available for distribution to the Company. To date the Company has decided to reinvest earnings rather than pay a dividend to shareholders.

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

           During September 1996, the Federal Reserve Bank of Cleveland conducted an examination of the Company and its subsidiaries, which included an evaluation of the Bank's asset quality. The Bank's level and classification of identified potential problem loans was not revised as a result of this regulatory examination.

RESULTS OF OPERATIONS

           The Company's net interest margin year to date 1997 is 4.24% compared to 4.14% for the same period in 1996. The net interest margin is calculated by dividing net interest income before the provision for loan losses by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by noninterest bearing liabilities and the interest rate spread.

           Year to date net interest income before the provision for loan losses has increased $86,000 over the same period in the prior year. Net interest income increased $82,000 due to volume changes and increased $4,000 due to rate changes. For the first three months of 1997 in comparison with the same period in 1996, average earning assets increased $6.8 million. Average total loans grew $7.4 million while average total securities declined $.4 million. Growth in earning assets was funded primarily by an increase of $6.5 million in average deposits. The yield on earning assets was 8.54% and 8.34% during the first three months of 1997 and 1996. Deposits and borrowings had an average rate of 4.41% in the first three months of 1997 compared to 4.27% during the same period in 1996.

           Noninterest income decreased $124,000 year to date 1997 in comparison to 1996. The decrease resulted primarily from the decline in mortgage loan originations and gains from the sale of SBA guaranteed loans. During the first three months of 1997, originations totaled $5.4 million compared to $11.6 million in 1996.

           1997 year to date total noninterest expenses have increased $306,000 in comparison to the same period in 1996. The increase is primarily the result of merger related expenses, which totaled $280,794. For further explanation, see the footnote D "Proposed Affiliation".

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable

           ITEM 5.        OTHER INFORMATION - Not applicable.

           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                          A)  Exhibit #27.  Financial Data Schedule.

                          B) On January 8, 1997 Form 8-K was filed by Summit Bancorp. Filing stated: On December 31, 1996, Summit Bancorp issued a press release announcing the signing of a definitive agreement for the acquisition of the stock of Summit Bancorp by FirstFederal Financial Services Corp. The acquisition is expected to close in July 1997 and is subject to the approval of Summit Bancorp's shareholders and regulatory approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUMMIT BANCORP

                                            /s/ DAVID C. VERNON
Dated: May 13, 1997              By:        __________________________________
                                            David C. Vernon
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                                            /S/ CHARLES P. MURPHY
                                 By:        __________________________________
                                            Charles P. Murphy
                                            Comptroller